Form 10-Q
period 1996-03-31
CONSOLIDATED HYDRO INC
filed 1996-05-16
CIK 787618

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                     Commission File Number: Not Yet Issued
                                             --------------
                                            Reg. No. 33-69762

                            CONSOLIDATED HYDRO, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                  06-1138478
              --------                                  ----------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

680 Washington Boulevard, Stamford, Connecticut             06901
- - -----------------------------------------------             -----
  (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (203) 425-8850
                                                           --------------

          -------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class A                           Outstanding as of May 10, 1996
- - ------------------------------------            ------------------------------
   Common stock, $.001 par value                           1,285,762

              Class B                           Outstanding as of May 10, 1996
- - ------------------------------------            ------------------------------
   Common stock, $.001 par value                              NONE

===============================================================================

                                      INDEX
                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements..........................................   2

         Consolidated Statement of Operations for the periods
          ended March 31, 1995 and 1996 (Unaudited)...................    3

         Consolidated Balance Sheet at June 30, 1995 and
          March 31, 1996 (Unaudited)..................................    4

         Consolidated Statement of Stockholders' Deficit
          for the nine months ended March 31, 1996 (Unaudited)........    5

         Consolidated Statement of Cash Flows for the nine months
          ended March 31, 1995 and 1996 (Unaudited)....................   6-7

         Notes to the Consolidated Financial Statements (Unaudited)....   8-11

 Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations................  12-22

PART II.          OTHER INFORMATION

 Item 1.      Legal Proceedings........................................  23

 Item 2       Changes in Securities....................................  23

 Item 3.      Default upon Senior Securities...........................  23

 Item 4.      Submission of Matters to a Vote of Security Holders......  23

 Item 5.      Other Information........................................  23

 Item 6.      Exhibits and Reports on Form 8-K.........................  23

 Signature                                                               24

CONSOLIDATED HYDRO, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in thousands except share and per share amounts)
(Unaudited)



                                                       Quarter Ended          Nine Months Ended
                                                          March 31,               March 31,
                                                       -------------          -----------------
                                                       1995       1996          1995      1996
                                                       ----       ----          ----      ----
Operating revenues:


    Power generation revenue                        $ 13,641   $  16,056    $  28,615  $  34,274
    Management fees and operations &
      maintenance revenues                               922       1,298        3,182      3,775
                                                  ----------   ---------    ---------  ---------
                                                      14,563      17,354       31,797     38,049
                                                  ----------   ---------    ---------  ---------
Costs and expenses:
    Operating                                          4,303       4,336       11,574     13,190
    General and administrative                         1,706       2,130        5,121      4,136
    Charge for employee and director equity
      participation programs                             119          46          249        221
    Depreciation and amortization                      2,451       2,259        6,907      7,910
    Lease expense to a related party                     906         910        2,607      2,618
    Lease expense to unrelated parties                   602         697        1,784      1,875
    Provision to reduce the carrying value
      of certain facilities under deve                 1,221         ---        1,221        ---
    Charge for impairment of long-lived assets           ---         ---          ---     83,359
                                                  ----------   ---------    ---------  ---------
                                                      11,308      10,378       29,463    113,309
                                                  ----------   ---------    ---------   --------

       Income/(loss) from operations                   3,255       6,976        2,334    (75,260)

Interest income                                          355         142          990        838
Other income                                              60         289          182        401
Interest expense on indebtedness to related
  parties                                             (1,628)     (2,499)      (4,438)    (7,417)
Interest expense on indebtedness to unrelated
  parties                                             (4,032)     (4,488)     (11,264)   (12,120)
Minority interests in loss of consolidated
  subsidiaries                                           ---         ---          ---      2,063
                                                  ----------   ---------    ---------  ---------

  Loss before (provision)/benefit for income taxes    (1,990)        420      (12,196)   (91,495)

(Provision)/benefit for income taxes                    (129)       (111)        (334)     7,474
                                                  ----------   ---------    ---------  ---------
          Net (loss)/income                           (2,119)        309      (12,530)   (84,021)

Accumulated deficit at beginning of period          (144,981)   (248,252)    (128,616)  (157,182)

    Dividends declared on preferred stock             (2,905)     (3,317)      (8,431)    (9,629)
    Accretion of preferred stock                        (215)       (215)        (643)      (643)
                                                  ----------   ---------  ----------   ---------
Accumulated deficit at end of period              $ (150,220) $ (251,475)  $ (150,220) $(251,475)
                                                  ==========   =========   ==========  =========

Net (loss)/income applicable to common stock:
    Net (loss)/income                               $ (2,119)      $ 309   $  (12,530) $ (84,021)
    Dividends declared on preferred stock             (2,905)     (3,317)      (8,431)    (9,629)
    Accretion of preferred stock                        (215)       (215)        (643)      (643)
    Undeclared dividends on cumulative
     preferred stock                                  (2,454)     (2,454)      (7,363)    (7,363)
                                                  ----------   ---------    ---------  ---------

                                                    $ (7,693)   $ (5,677)   $ (28,967) $(101,656)
                                                  ==========   =========   ==========  =========

Net loss per common share                            $ (6.05)    $ (4.42)   $ (22.85)   $ (79.41)
                                                  ==========   =========   =========   =========

Weighted average number of common shares           1,271,267   1,282,968   1,267,930   1,280,111
                                                  ==========   =========   =========   =========




            The accompanying notes are an integral part of the
                    consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                           CONSOLIDATED BALANCE SHEET
           (Amounts in thousands except share and per share amounts)
                                  (Unaudited)
                                                               June 30    March 31
                                                                 1995       1996

                                     Assets
Current assets:
  Cash and cash equivalents unrestricted                      $  7,134   $  5,279
  Cash and cash equivalents restricted                           9,387      8,912
  Accounts receivable                                            6,612     10,936
  Current portion of notes receivable                            1,004         40
  Prepaid expenses                                               1,345      1,539
                                                               -------   --------
      Total current assets                                      25,482     26,706

Property, plant and equipment, net                             182,594    147,778

Facilities under development                                    40,974      1,013

Intangible assets, net                                          71,981     55,844

Investments and other assets                                    13,429     13,849
                                                               -------   --------
                                                              $334,460   $245,190
                                                              ========   ========
                      Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                        $ 9,059    $ 7,225
  Current portion of long-term debt payable
    to a related party                                           1,074      1,320
  Current portion of long-term debt and
    obligations under capital leases payable
    to unrelated parties                                         4,700      5,091
                                                               -------    -------
      Total current liabilities                                 14,833     13,636

Long-term debt payable to related parties                       82,903     88,391

Long-term debt and obligations under capital
  leases payable to unrelated parties                          166,917    174,137

Deferred credit, state income taxes and other
  long-term liabilities                                         49,695     34,777

Minority interests in consolidated subsidiaries                  2,063        ---

Commitments                                                        ---        ---

Mandatorily redeemable preferred stock, $.01 par
  value, at redemption value of $1,000 per share,
  junior in liquidation preference to Series F
  Preferred Stock:
    Series H, 136,950 shares authorized, issued
      and outstanding ($91,955 and $101,584 liquidation
      preference at June 30, 1995 and March 31, 1996,
      respectively)                                             84,690     94,962
                                                               -------    -------

          Total liabilities and mandatorily redeemable
          preferred stock                                      401,101    405,903
                                                               -------    -------


Stockholders' deficit:
  Preferred stock, $.01 par value, at redemption
   value of $1,000 per share:
    Series F, 55,000 shares authorized, issued and
      outstanding ($55,000 liquidation preference)              49,356     49,356
    Series G, 55,000 shares authorized, issued and
      outstanding ($55,000 liquidation preference)              49,356     49,356
  Class A common stock, $.001 par value, 9,000,000
      shares authorized, 4,576,925 unissued shares
      reserved, 1,814,771 shares issued and 1,278,698
      and 1,285,762 shares outstanding at June 30, 1995
      and March 31, 1996, respectively                               2          2
  Class B common stock, $.001 par value, 1,000,000
      shares authorized, 246,510 unissued shares reserved,
      no shares issued and outstanding                             ---        ---
  Additional paid-in capital, including $5,966 related
      to warrants                                               13,497     13,497
  Accumulated deficit                                         (157,182)  (251,475)
                                                               -------    -------
                                                               (44,971)  (139,264)

     Less: Deferred compensation                                  (609)      (388)
           Treasury stock (common: 548,473 shares),
           at cost                                             (21,061)   (21,061)
                                                               -------    -------
        Total stockholders' deficit                            (66,641)  (160,713)
                                                               -------    -------
                                                             $ 334,460  $ 245,190
                                                              ========   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CONSOLIDATED HYDRO, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                FOR THE NINE MONTHS ENDED MARCH 31, 1996
       (Amounts in thousands except shares and per share amounts)
                                     (Unaudited)


                                     Preferred Stock     Common Stock
                                     ---------------     ------------
                                     Number             Number            Additional                                     Total
                                    of Shares  Reported of Shares   Par   Paid-in   Accumulated Deferred     Treasury  Stockholders'
                                   Outstanding Amount   Outstanding Value Capital   Deficit     Compensation Stock     Deficit
                                   ----------- -------- ----------- ----- --------- ----------- ------------ --------  -----------
Balance June 30, 1995              110,000     $ 98,712 1,278,698   $ 2   $ 13,497  $ (157,182) $ (609)     $ (21,061) $ (66,641)
 Quarterly dividend of $22.66 per
   share, mandatorily redeemable
   Series H Preferred - September
   30, 1995                                                                             (3,103)                           (3,103)
 Quarterly dividend of $23.43 per
   share, mandatorily redeemable
   Series H Preferred - December
   31, 1995                                                                             (3,209)                           (3,209)
 Quarterly dividend of $24.22 per
   share, mandatorily redeemable
   Series H Preferred - March 31,
   1996                                                                                 (3,317)                           (3,317)
 Issuance of Class A common stock,
   $.001 par value                                         7,064      0
 Accretion of Series H Preferred                                                          (643)                             (643)
 Recognition of board of directors
   and employee compensation expense
   related to the issuance of common
   stock                                                                                           135                       135
 Compensation expense related to
   conversion of Performance Unit
   Plan to Stock Option Plan in 1993                                                                86                        86
 Net loss                                                                              (84,021)                          (84,021)
                                   --------    -------  --------  ------- --------  ----------  ----------- ---------- ----------
Balance March 31, 1996             110,000     $ 98,712 1,285,762   $ 2   $ 13,497  $ (251,475) $ (388)     $ (21,061) $(160,173)
                                   ========    ======== ========= ======= ========  ==========  =========== ========== ==========

                            CONSOLIDATED HYDRO, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
          (Amounts in thousands except share and per share amounts)
                                 (Unaudited)

                                                                 Nine Months Ended
                                                                      March 31,
                                                                  --------------------
                                                                  1995            1996
                                                                  ----            ----
  Cash flows from operating activities:

    Net loss                                                   $ (12,530)       $ (84,021)

    Adjustments to reconcile net loss to net cash used in
     operating activities:
      Charge for non-cash interest                                11,625           13,065
      Charge for employee and director equity participation
        programs                                                     249              221
      Non-cash charge for impairment of long-lived assets            ---           83,359
      Provision to reduce the carrying value of certain
        facilities under development                               1,221              ---
      Benefit relating to deferred tax liabilities                   ---           (7,905)
      Depreciation and amortization                                6,907            7,910
      Minority interests in loss of consolidated subsidiaries        ---           (2,063)
      Decrease/(increase) in accounts receivable                     890           (4,324)
      Decrease/(increase) in prepaid expenses                         74             (194)
      Decrease in accounts payable and accrued expenses              (45)          (1,984)
                                                              -----------       ----------
          Net cash provided by operating activities                8,391            4,064
                                                               ----------       ----------
  Cash flows from investing activities:

      Cost of acquisitions                                       (35,564)             ---
      Cost of development expenditures                            (4,994)          (1,758)
      Decrease in long-term notes receivable                         198              116
      Increase in long-term notes receivable                        (260)             (58)
      Capital expenditures                                        (2,016)          (1,719)
      Decrease in investments and other long-term assets           1,002              486
                                                             -----------       ----------

           Net cash used in investing activities                 (41,634)          (2,933)
                                                            ------------       ----------
  Cash flows from financing activities:

      Long-term borrowings from related parties                   35,900              ---
      Long-term borrowings from unrelated parties                    995              101
      Payments to a related party on long-term borrowings            ---             (269)
      Payments to unrelated parties on long-term borrowings       (3,103)          (3,357)
      (Decrease)/increase in other long-term liabilities            (451)              64
                                                            ------------        ---------
          Net cash provided by/(used in) financing activities     33,341           (3,461)
                                                            ------------        ---------

  Net increase/(decrease) in cash and cash equivalents               98            (2,330)
  Cash and cash equivalents, at beginning of period              14,155            16,521
                                                           ------------         ---------
  Cash and cash equivalents, at end of period                  $ 14,253          $ 14,191
                                                            ===========         =========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:

     Interest paid to related party                            $     ---         $  2,720
                                                             ===========        =========
     Interest paid to unrelated parties                        $   4,868         $  4,848
                                                             ===========        =========
     Income taxes, net                                         $     307         $    506
                                                             ===========        =========

                                                                   (continued)

                         CONSOLIDATED HYDRO, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
        (Amounts in thousands except share and per share amounts)
                               (Unaudited)
                               (continued)

                                                           Mar. 31        Mar. 31
                                                            1995           1996
                                                            ----           ----
Schedule of noncash financing activities:
   Investing:
      The Company acquired the common stock or
      hydroelectric assets of certain entities
      amounting to the following:
         Fair value of assets acquired                 $    45,724     $    ---
         Cash paid                                          35,564          ---
                                                       -----------      ---------
   Liabilities assumed                                 $    10,160     $     ---
                                                       ===========     ==========

NOTE 1 - ORGANIZATION

     Consolidated Hydro, Inc., (together with its consolidated subsidiaries the "Company"), organized in July 1985, is engaged in the acquisition, operation, management and development of hydroelectric power plants which produce electricity from the flow of water through turbines. As of March 31, 1995 and 1996, it had ownership interests in, leased and/or operated projects with a total operating capacity of approximately 362 and 344 megawatts ("MW"), respectively. Additionally, the Company has formed a new subsidiary the principal focus of which will be the acquisition and development of thermal energy plants to serve industrial and utility customers. The Company also holds the right to develop certain pumped storage projects.

NOTE 2 - BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles ("GAAP") have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and a charge relating to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121")) necessary to present fairly its financial position as of June 30, 1995 and March 31, 1996 and the results of its operations and changes in its financial position for the nine months ended March 31, 1995 and 1996. These financial statements should be read in conjunction with the June 30, 1995 Audited Consolidated Financial Statements and Notes thereto ("June 1995 Financials"), previously filed on Form 10-K.

     Certain amounts have been reclassified in 1995 to conform with 1996 presentation.

NOTE 3 - ADOPTION OF SFAS 121

     The Company implemented SFAS 121 in the second quarter of fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets and long-lived assets to be disposed of. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. For an asset in use or under development, impairment is determined to exist if the estimated future cash flow associated with the asset, undiscounted and without interest charges, is less than the carrying amount of the asset. When the estimated future cash flow indicates that the carrying amount of the asset will not be recovered, the asset is written down to its fair value. Assets to be disposed of are stated at the lower of their carrying amount or fair value less cost to sell.

     In light of the Company's planned sale of certain of its conventional hydroelectric projects, recent industry trends (including the continued decline in electricity prices and other factors stemming from the deregulation of the electric power industry), the timing of the expiration of the fixed rate period of some of its long-term power sales contracts and other indications of a decline in the fair value of certain of its conventional hydroelectric projects, the Company determined that certain of these projects were impaired. The Company also determined that due to the factors noted above, as well as its current financial position, it is highly unlikely that the Company will successfully develop its pumped storage projects.

     Further, as of December 31, 1995, the Company had committed to a plan to dispose of certain of its conventional hydroelectric projects. These projects contributed $4.5 million and $1.9 million to operating revenues and operating income (excluding the charge for impairment of long-lived assets), respectively, for the nine months ended March 31, 1996.

     As a result of the factors noted above, as of December 31, 1995 the Company has recorded an impairment charge of $83.4 million as a component of its loss from operations. In addition, a deferred tax benefit and a benefit for minority interests in loss of consolidated subsidiaries of $7.9 million and $2.1 million, respectively, was recorded as of that date. Of the total charges, $38.5 million were attributable to pumped storage development assets, resulting in an aggregate remaining carrying value of such assets of $0.1 million, and $44.9 million were attributable to certain conventional hydroelectric assets, resulting in an aggregate remaining carrying value for such written-down assets of $26.0 million. In accordance with SFAS 121, the carrying value of these written-down assets now reflects management's best estimate as to their fair value although there can be no assurance that future events or changes in circumstances will not require that such assets, or other of the Company's assets, be written down in the future.

     In conjunction with the adoption of SFAS 121, during the third quarter the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the net loss by $0.3 million ($.21 per share) for the nine months ended March 31, 1996.


NOTE 4 - ACQUISITIONS

     On February 16, 1995, the Company, through a wholly owned subsidiary, CHI Acquisitions II, Inc., a Delaware corporation formerly known as HDG Acquisitions, Inc. ("CHI Acquisitions II"), purchased 100% of the issued and outstanding capital stock of Hydro Development Group, Inc., a New York corporation ("HDG"). See the June 1995 Financials for additional information.

     The following unaudited pro forma financial information for the nine months ended March 31, 1995 has been prepared assuming the acquisition of HDG occurred at the beginning of the period presented. The information for the nine months ended March 31, 1996 reflects the actual results of HDG as included in the Company's results.

                                                             (Unaudited)
                                                    Nine Months Ended March 31,
                                                        1995            1996
                                                        ----            ----
                                                    (Pro forma)    (As Reported)

Operating Revenues                                  $  36,646     $    38,049
                                                    =========     ===========
Net loss                                            $ (13,780)    $   (84,021)
                                                    =========     ===========
Net loss per common share                           $  (23.83)    $    (79.41)
                                                    =========     ===========
Weighted average number of common shares            1,267,930       1,280,111
                                                    =========     ===========


     The pro forma financial information does not purport to be indicative of the financial performance which would have resulted had the acquisition occurred at the beginning of the period presented.

NOTE 5 - LONG-TERM DEBT

     As of March 31, 1996 based on the Company's financial performance for the twelve month period then ended, the Company continued to be unable to meet one of the financial covenants as required under its working capital facility (the "DnB Facility") with Den norske Bank ("DnB"). In response to an earlier request from the Company, the bank had waived compliance with respect to the covenant for the twelve month period ended September 30, 1995 and, pending a further review of the Company's performance and opportunities, has limited availability under the DnB Facility to $6.1 million, the amount outstanding to provide letters of credit at September 27, 1995. Due to the extremely low water flow in the Northeast region during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, and because the measurement contained in the financial covenant is applied at the end of each fiscal quarter on the basis of the four most recently completed quarters, the Company was unable to meet the covenant for the twelve months ended December 31, 1995 and the twelve months ended March 31, 1996, and expects that it will be unable to meet the covenant for the twelve months ended June 30, 1996. DnB has proposed to the Company an amendment to the DnB Facility which includes among other things: the required waivers, revised ratios and other covenant revisions and a reduction in the amount committed under the facility. The Company has not agreed to any of these proposed terms and is currently negotiating the amendment and waiver with DnB. There can be no assurance that the Company and DnB will reach agreement on the terms of such an amendment. If the required waivers are not granted, the Company may need to replace some or all of the outstanding letters of credit with cash deposits or other letters of credit which could be more expensive, if available. If the Company fails to reach agreement with DnB and the outstanding letters of credit are not replaced, it is likely that the letters of credit under the DnB Facility will be drawn upon. If the indebtedness created by such drawn letters of credit is not paid when due, a default under the DnB Facility would occur and all amounts outstanding thereunder would become due and payable after the passage of applicable notice and grace periods. The Company does not currently expect that it will require use of the DnB Facility for additional working capital purposes during fiscal 1996.

NOTE 6 - ISSUANCE OF SERIES F AND G PREFERRED STOCK

     In February 1996, Ms. Carol H. Cunningham, the Company's Executive Vice-President and Chief Development Officer, exercised her option under an existing agreement with the Company to have the Company issue 1,279 shares of its 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred Stock") and 1,279 shares of its 9.85% Junior Convertible Voting Preferred Stock (the "Series G Preferred Stock") in exchange for shares of Summit Energy Storage Inc. ("SES") stock (or vested options therefor) owned by Ms. Cunningham. The Company plans to issue Series F Preferred Stock and Series G Preferred Stock during the fourth fiscal quarter and will record the Series F Preferred Stock and the Series G Preferred Stock, when issued, at the nominal fair value of the SES stock received.

NOTE 7 -TERMINATION OF O&M CONTRACT

     An operations and maintenance ("O&M") contract relating to one project (33 megawatts) in the West region was terminated pursuant to its terms effective as of January 1, 1996. Although this project represented a significant portion of the Company's total megawatt capacity for the region, it did not represent significant revenues for the Company as a whole and, therefore, management believes this termination will not have a material adverse effect on the Company's results of operations or financial condition.

NOTE 8 - INDUSTRY MATTERS

     The Company understands that on October 6, 1995, Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company, submitted a proposal to the New York State Public Service Commission in which, among other items, NIMO proposed that it be relieved of its obligations under contracts with independent power producers that NIMO considers uneconomic. While offering to renegotiate such contracts, NIMO proposed that, should negotiations fail and NIMO be unable to gain alternative economic relief, NIMO would seek to take possession of associated projects through the power of eminent domain. In its press release announcing this proposal, NIMO indicated that it would consider the possibility of restructuring under Chapter 11 of the U.S. bankruptcy code should its proposal prove unachievable. The Company understands that the ratings of the debt securities of NIMO were lowered to below investment grade following NIMO's filing of the proposal. The Company believes that the ratings of the debt securities of most of the other utilities which purchase power from the Company are investment grade, but there can be no assurance of the long-term credit worthiness of any of the Company's customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     The Company is engaged in the acquisition, operation, management and development of hydroelectric power plants, which produce electricity from the flow of water through turbines. The Company's projects are located in 15 states and one Canadian province. Additionally, the Company has formed a new subsidiary the principal focus of which will be the acquisition and development of thermal energy plants to serve industrial and utility customers.

     The Company's existing projects are clustered in four regions: the Northeast (including three Canadian projects), Southeast, Northwest and West, with a concentration in the Northeast. CHI has developed what it believes to be an efficient "hub" system of project management designed to maximize the efficiency of each facility's operations. The economies of scale created by this system include reduced costs related to centralized administration, operations, maintenance, engineering, insurance, finance and environmental and regulatory compliance. The hub system and the Company's operating expertise have enabled the Company to successfully integrate acquisitions within its current portfolio and increase the efficiency and productivity of its projects.

     The Company has expanded rapidly, primarily by acquiring existing hydroelectric facilities in the United States. On March 31, 1996, the Company had a 100% ownership or long-term lease interest in 67 projects (153 megawatts), a partial ownership interest in 14 projects (86 megawatts), and operations and maintenance ("O&M") contracts with 10 projects (105 megawatts), including the acquisition of hydroelectric projects or interests in hydroelectric projects or O&M agreements with an aggregate operating capacity of 50 megawatts since January 1995. The acquisition of Hydro Development Group Inc. ("HDG"), which was acquired by the Company on February 16, 1995, had a material impact on operations. An O&M contract relating to one project (33 megawatts) in the West region was terminated pursuant to its terms effective January 1, 1996. Although this project represented a significant portion of the Company's total megawatt capacity for the region, it did not represent significant revenues for the Company as a whole and, therefore, management believes this termination will not have a material adverse effect on the Company's results of operations or financial condition.

     CHI sells substantially all of the electric energy and capacity from its U.S. projects to electric utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

     Effective December 31, 1995, the Company has significantly written down the carrying values of its pumped storage development assets as well as certain of its conventional hydroelectric assets. The Company's pumped storage development assets have been written down to $0.1 million, and certain of its conventional hydroelectric assets have been written down to $26.0 million. The Company has determined that it is highly unlikely that the Company will successfully develop its pumped storage projects. See "Nine Months Ended March 31, 1996 compared to Nine Months Ended March 31, 1995 - SFAS 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Power Generation Revenue

     The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms ranging from 2 to 31 years. Fluctuations in revenues and related cash flow are generally attributable to increasing megawatts in operation, coupled with variations in water flow and the effect of escalating contract rates in the Company's power purchase agreements.


Management Fees and Operations & Maintenance Revenues

     O&M contracts generally enable the Company to maximize the use of its available resources and to generate additional income. Additionally, the Company, in some instances, prefers to obtain an O&M contract prior to acquiring a facility. An O&M arrangement with a potential acquisition candidate allows the Company to obtain first-hand operating information and thereby better analyze a potential acquisition.


Operating Expenses

     Operating expenses consist primarily of project-related costs such as labor, repairs and maintenance, supplies, insurance and real estate taxes. Operating expenses include direct expenses related to the production of power generation revenue as well as direct costs associated with O&M contracts which are rebillable to applicable third party owners directly or not rebillable since they are covered through an established management fee.

Lease Expense

     Lease expense includes operating leases associated with some of the hydroelectric projects as well as leases for the corporate and regional administrative offices. Certain leases provide for payments that are based upon power sales revenue or cash flow for specific projects, hence, varying project revenues will impact overall lease expense, year-to-year.

Certain Key Operating Results and Trends

     The information provided in the following tables is included to provide an overview of certain key operating results and trends which, when read in conjunction with the narrative discussion that follows, is intended to provide an enhanced understanding of the Company's results of operations. These tables include information regarding the Company's growth by region and ownership of projects as well as information on regional precipitation. As presented, the Company's project portfolio is concentrated in the Northeastern United States, a region characterized by relatively long-term consistent water flow and attractive power purchase contract rates.

     This information should be read in conjunction with the June 30, 1995 Audited Consolidated Financial Statements and Notes thereto ("June 1995 Financials"), previously filed on Form 10-K.

Power Producing Facilities:

                                    As of                       As of                           As of
                                June 30, 1995               March 31, 1995                 March 31, 1996
                             -------------------            --------------                 --------------
                                MWs     #Projects            MWs     #Projects           MWs       #Projects
Northeast:
100% Ownership (1)             104.72        45             104.72       45             102.20         44
Partial Ownership (2)           52.37         8              52.37        8              52.37          8
O&M Contracts (3)               80.14         3              80.14        3              80.14          3
                             ---------     ----           ---------    ----           ---------      ----
Total                          237.23        56             237.23       56             234.71         55
                             =========     ====           =========    ====           =========      ====
Southeast:
100% Ownership (1)              27.42        13              27.42       13              27.42         13
Partial Ownership (2)            --         --                --        --                --          --
O&M Contracts (3)                --         --                --        --                --          --
                             ---------     ----           ---------    ---            ---------      ----
Total                           27.42        13              27.42       13              27.42         13
                             =========     ====           =========    ====           =========      ====
West:
100% Ownership (1)               1.35         1               1.35        1               1.35          1
Partial Ownership (2)            8.33         4               8.33        4               8.33          4
O&M Contracts (3)               51.98         6              34.98        5              19.48 (4)      5 (4)
                             ----------    ----           ---------    ----           ----------     ----
Total                           61.66        11              44.66       10              29.16         10
                             =========     ====           =========    ====           =========      ====
Northwest:
100% Ownership (1)              21.72         9               21.72       9              21.72          9
Partial Ownership (2)           24.96         2               24.96       2              24.96          2
O&M Contracts (3)                6.09         2                6.09       2               6.09          2
                             ----------    ----           ---------    ----           ----------     ----
Total                           52.77        13               52.77      13              52.77         13
                             =========     ====           =========    ====           =========      ====
Total:
100% Ownership (1)             155.21        68              155.21      68             152.69         67
Partial Ownership (2)           85.66        14               85.66      14              85.66         14
O&M Contracts (3)              138.21        11              121.21      10             105.71(4)      10(4)
                             ----------    ----           ---------    ----           ----------     ----
Total                          379.08        93              362.08      92             344.06         91
                             =========     ====           =========    ====           =========      ====

- - ------------

(1)  Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the termination of an O&M contract pursuant to its terms effective January 1, 1996.

Selected Operating Information:

                                                     Quarter Ended March 31,              Nine Months Ended March 31,
                                                      1995             1996                 1995               1996
                                                  -------------   --------------        ------------       ------------
Power generation revenues (thousands) (1)        $  13,641(2)      $   16,056(2)        $ 28,615(3)        $    34,274(3)
Kilowatt hours  produced  (thousands)              174,276(4)         199,775(4)         383,160(5)            447,824(5)
Average rate per kilowatt hour (1)               7.8(cent)(6)       8.0(cent)(6)          7.5(cent)(7)          7.7(cent)(7)

- - ---------

(1)  Limited to projects included in consolidated revenues.

(2) Includes $993 and $1,763 resulting from the acquisition of HDG for the three months ended March 31, 1995 and 1996, respectively.

(3) Includes $993 and $4,114 resulting from the acquisition of HDG for the nine months ended March 31, 1995 and 1996, respectively.

(4) Includes 15,298 and 27,150 kWh resulting from the acquisition of HDG for the three months ended March 31, 1995 and 1996, respectively.

(5) Includes 15,298 and 64,325 kWh resulting from the acquisition of HDG for the nine months ended March 31, 1995 and 1996, respectively.

(6) Excluding the acquisition of HDG, the average rate per kilowatt hour is 8.0(cent)and 8.3(cent)for the three months ended March 31, 1995 and 1996, respectively.

(7) Excluding the acquisition of HDG, the average rate per kilowatt hour is 7.5(cent)and 7.9(cent)for the nine months ended March 31, 1995 and 1996, respectively.


Precipitation, Water Flow and Seasonality:

     The amount of hydroelectric energy generated at any particular facility depends upon the quantity of water flow at the site of the facility. Dry periods tend to reduce water flow at particular sites below historical averages, especially if the facility has low storage capacity. Excessive water flow may result from prolonged periods of higher than normal precipitation, or sudden melting of snow packs, possibly causing flooding of facilities and/or a reduction of generation until water flows return to normal.

     Water flow is generally consistent with precipitation. However, snow and other forms of frozen precipitation will not necessarily increase water flow in the same period of such precipitation if temperatures remain at or below freezing. "Average", as it relates to water flow, refers to the actual long-term average of historical water flow at the Company's facilities for any given year. Typically, these averages are based upon hydrologic studies done by qualified engineers for periods of 20 to 50 years or more, depending on the flow data available with respect to a particular site. Over an extended period (e.g., 10 to 15 years) water flow would be expected to be average, whereas for shorter periods (e.g., three months to three years) variation from average is likely. Each of the regions in which the Company operates has distinctive precipitation and water flow characteristics, including the degree of deviation from average. Geographic diversity helps to minimize short-term variations.


Water Flow by Region (1):

                                     Quarter Ended March 31,                 Nine Months Ended March 31,
                             ----------------------------------------    ---------------------------------------
                                   1995                  1996                  1995                 1996
                             ------------------    ------------------    -----------------    ------------------
Northeast                      Below Average         Above Average        Below Average         Above Average
Southeast                      Above Average         Above Average        Above Average         Above Average
West                           Above Average         Below Average           Average            Below Average
Northwest                      Below Average         Above Average        Below Average         Above Average
- - ---------

(1) These determinations were made by management based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.

     Production of energy by the Company is typically greatest in its third and fourth fiscal quarters (January through June), when water flow is at its highest at most of the Company's projects, and lowest in the first fiscal quarter (July through September). The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

     The following tables, which show revenues from power sales and kilowatt hour production by fiscal quarter, respectively, highlight the seasonality of the Company's revenue stream. These tables should be reviewed in conjunction with the water flow information included above.

Power Generation Revenues (1):

                                      Fiscal 1995 (2)       Fiscal 1996(2)
                                     -----------------    -------------------
                                       $        %            $         %
                                       -        -            -         -
     First Fiscal Quarter           $ 7,471      18.7     $ 5,580(4)  16.3
     Second Fiscal Quarter            7,503      18.8      12,638(4)  36.9
     Third Fiscal Quarter            13,641(3)   34.2      15,056(4)  46.8
     Fourth Fiscal Quarter           11,265(3)   28.3
                                    ---------- --------   ---------- --------
     Total                          $39,880     100.0     $34,274    100.0
                                    ========== ========   ========== ========

- - -----------------

(1)  Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue representing claims for lost generation, recoverable from an insurance company.
(3) Includes $993 and $1,453 resulting from the acquisition of HDG, in the third and fourth fiscal quarters, respectively.
(4) Includes $533, $1,818 and $1,763 resulting from the acquisition of HDG, in the first, second and third fiscal quarters, respectively.

Kilowatt Hours Produced (1):

                                Fiscal 1995(2)           Fiscal 1996(2)
                               -----------------       ------------------
                                  kWh        %            kWh       %
First Fiscal Quarter           105,456      19.6       84,427(4)   18.9
Second Fiscal Quarter          103,428      19.2      163,622(4    36.5
Third Fiscal Quarter           174,276(3)   32.3      199,775(4)   44.6
Fourth Fiscal Quarter          156,084(3)   28.9
                               ---------- ---------  ----------- -------
Total                          539,244     100.0      447,824     100.0
                               ==========  ========  =========== =======

(1)  Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of the business interruption revenue recoverable as a result of insurance claims.
(3) Includes 15,298 and 22,439 kWh resulting from the acquisition of HDG in the third and fourth fiscal quarters, respectively.
(4) Includes 8,754, 28,421 and 27,150 kWh resulting from the acquisition of HDG in the first, second and third fiscal quarters, respectively.

Quarter Ended March 31, 1996 compared to Quarter Ended March 31, 1995

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue increased $2.4 million (17.6%), from $13.6 million to $16.0 million for the quarters ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, acquired on February 16, 1995 and located in the Northeast region, power generation revenue increased $1.7 million (13.5%), from $12.6 million to $14.3 million.

     Projects located in the Northeast region experienced a $1.3 million increase in revenues resulting from the effects of above average water flow and precipitation for the third quarter of fiscal 1996 as compared to below average water flow and precipitation for the same period in fiscal 1995.

     The Southeast experienced a minimal increase in revenues of $0.1 million.

     For the West and Northwest regions combined, revenues increased $0.3 million due to above average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions, for the third quarter of fiscal 1996 as compared to below average water flow and precipitation for the same period in fiscal 1995.

     On a Company-wide basis, revenue per kilowatt hour increased by 2.6%, from 7.8(cent) to 8.0(cent), in the 1995 fiscal period versus the 1996 fiscal period, respectively. Excluding results of HDG, revenue per kilowatt hour increased 3.8%, from 8.0(cent) to 8.3(cent), primarily as a result of variations in the production mix among the various projects resulting primarily from the effects of year-to-year variation in water flow and contract rates for each individual project.

Management Fees and Operations & Maintenance Revenues

     Management fees and O&M contract revenue increased by $0.4 million (44.4%), from $0.9 million to $1.3 million for the quarters ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, management fees and O&M revenues increased $0.3 million (33.3%), from $0.9 million to $1.2 million, primarily due to the recording of a production-based incentive fee and an increase in O&M revenues related to significant repair work in the Northwest region.

Costs and Expenses

     Operating Expenses. Operating expenses remained constant at $4.3 million for the quarters ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, operating expenses decreased by $0.3 million (7.5%) from $4.0 million to $3.7 million primarily due to a self-insurance deductible associated with a Northeast region insurance claim in the third quarter of fiscal 1995, an overall decrease in insurance premiums due to a change in carriers effective July 1, 1995, offset by an increase in time spent by certain management personnel (who previously charged their time to general and administrative activities) on operating activities.

     General and Administrative Expenses. General and administrative expenses increased $0.4 million (23.5%) from $1.7 million to $2.1 million for the quarters ended March 31, 1995 and 1996, respectively, primarily due to an increase in acquisition related activity of the Company's newly formed subsidiary (CHI Power, Inc.) coupled with the expensing of pumped storage development costs which were previously capitalized, partially offset by a reduction in time spent by certain management personnel on general and administrative activities. There was no impact on general and administrative expenses resulting from the acquisition of HDG.

Interest Expense

     Interest expense increased by $1.3 million (22.8%), from $5.7 million to $7.0 million for the quarters ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, interest expense increased by $0.9 million (17.3%), from $5.2 million to $6.1 million primarily due to the increasing principal balance of the Company's 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") which results in a corresponding increase in interest expense.

Issuance of Series F and G Preferred Stock

     In February 1996, Ms. Carol H. Cunningham, the Company's Executive Vice-President and Chief Development Officer, exercised her option under an existing agreement with the Company to have the Company issue 1,279 shares of its 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred Stock") and 1,279 shares of its 9.85% Junior Convertible Voting Preferred Stock (the "Series G Preferred Stock") in exchange for shares of Summit Energy Storage Inc. ("SES") stock (or vested options therefor) owned by Ms. Cunningham. The Company plans to issue Series F Preferred Stock and Series G Preferred Stock during the fourth fiscal quarter and will record the Series F Preferred Stock and the Series G Preferred Stock, when issued, at the nominal fair value of the SES stock received.


Nine Months Ended March 31, 1996 compared to Nine Months Ended March 31, 1995

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue increased $5.7 million (19.9%), from $28.6 million to $34.3 million for the nine months ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, acquired on February 16, 1995 and located in the Northeast region, power generation revenue increased $2.5 million (9.1%), from $27.6 million to $30.1 million.

     Projects located in the Northeast region experienced a $2.0 million increase in revenues resulting from the effects of above average water flow and precipitation in the nine months ended March 31, 1996 as compared to below average water flow and precipitation for the same period in fiscal 1995.

     The Southeast experienced a $0.4 million decrease in revenues due to lost revenues associated with flooding damage in fiscal 1996, coupled with ongoing repairs principally at one project diminishing its availability.

     For the West and Northwest regions combined, revenues increased $0.9 due to above average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions, in the nine months ended March 31, 1996 as compared to below average water flow and precipitation for the same period in fiscal 1995.

     On a Company-wide basis, revenue per kilowatt hour increased by 2.7%, from 7.5(cent) to 7.7(cent), in the 1995 fiscal period versus the 1996 fiscal period, respectively. Excluding the fiscal 1996 results of HDG, revenue per kilowatt hour increased 5.3%, from 7.5(cent) to 7.9(cent), primarily as a result of variations in the production mix among the various projects resulting primarily from the effects of year-to-year variation in water flow and contract rates for each individual project.


Management Fees and Operations & Maintenance Revenues

     Management fees and O&M contract revenue increased by $0.6 million (18.8%), from $3.2 million to $3.8 million for the nine months ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, management fees and O&M revenues increased by $0.3 million (9.7%), from $3.1 million to $3.4 million, primarily due to an increase in O&M activity and production based incentive fees in the Northwest and Northeast.

Costs and Expenses

     Operating Expenses. Operating expenses increased by $1.6 million (13.8%), from $11.6 million to $13.2 million, for the nine months ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, operating expenses increased by $0.1 million (0.9%), from $11.2 million to $11.3 million, primarily due to an increase in time spent by certain management personnel (who previously charged their time to general and administrative activities) on operating activities, offset by a decrease in self-insurance deductibles associated with insurance claims and by an overall decrease in insurance premiums due to a change in carriers effective July 1, 1995.

     General and Administrative Expenses. General and administrative expenses decreased $1.0 million (19.6%) from $5.1 million to $4.1 million for the nine months ended March 31, 1995 and 1996, respectively, primarily due to a reduction in time spent by certain management personnel on general and administrative activities, a reduction in international acquisition activities and an overall cost reduction effort by the Company. There was no impact on general and administrative expenses resulting from the acquisition of HDG.

Interest Expense

     Interest expense increased by $3.8 million (24.2%), from $15.7 million to $19.5 million for the nine months ended March 31, 1995 and 1996, respectively. Excluding the results of HDG, interest expense increased by $1.5 million (9.9%), from $15.2 million to $16.7 million primarily due to the increasing principal balance of the Senior Discount Notes which results in a corresponding increase in interest expense.

SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived
           Assets to Be Disposed Of

     The Company implemented SFAS 121 in the second quarter of fiscal 1996. This statement establishes accounting standards for determining impairment of long-lived assets and long-lived assets to be disposed of. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. For assets in use or under development, impairment is determined to exist if the estimated future cash flow associated with the asset, undiscounted and without interest charges, is less than the carrying amount of the asset. When the estimated future cash flow indicates that the carrying amount of the asset will not be recovered, the asset is written down to its fair value. Assets to be disposed of are stated at the lower of their carrying amount or fair value less cost to sell.

     In light of the Company's planned sale of certain of its conventional hydroelectric projects, recent industry trends (including the continued decline in electricity prices and other factors stemming from the deregulation of the electric power industry), the timing of the expiration of the fixed rate period of some of its long-term power sales contracts and other indications of a decline in the fair value of certain of its conventional hydroelectric projects, the Company determined that certain of these projects were impaired. The Company also determined that due to the factors noted above, as well as its current financial position, it is highly unlikely that the Company will successfully develop its pumped storage projects.

     Further, as of December 31, 1995, the Company had committed to a plan to dispose of certain of its conventional hydroelectric projects. These projects contributed $4.5 million and $1.9 million to operating revenues and operating income (excluding the charge for impairment of long-lived assets) for the nine months ended March 31, 1996, respectively.

     As a result of the factors noted above, as of December 31, 1995 the Company has recorded an impairment charge of $83.4 million as a component of its loss from operations. In addition, a deferred tax benefit and a benefit for minority interests in loss of consolidated subsidiaries of $7.9 million and $2.1 million, respectively, was recorded as of that date. Of the total charges, $38.5 million were attributable to pumped storage development assets, resulting in an aggregate remaining carrying value of such assets of $0.1 million, and $44.9 million were attributable to certain conventional hydroelectric assets, resulting in an aggregate remaining carrying value for such written-down assets of $26.0 million. In accordance with SFAS 121, the carrying value of these written-down assets now reflects management's best estimate as to their fair value although there can be no assurance that future events or changes in circumstances will not require that such assets, or other of the Company's assets, be written down in the future.

     In conjunction with the adoption of SFAS 121, during the third quarter the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the net loss by $0.3 million ($.21 per share) for the nine months ended March 31, 1996.

Minority Interests in Loss of Consolidated Subsidiaries

     The Company recognized a benefit of approximately $2.1 million for the nine months ended March 31, 1996 resulting from the minority shareholders' interest in the loss of certain consolidated subsidiaries related to the write-down of pumped storage development assets in accordance with SFAS 121 (as discussed above).

Benefit for Income Taxes

     The Company recognized a deferred tax benefit of approximately $7.9 million for the nine months ended March 31, 1996. The benefit relates to the write-down of certain long-lived assets in accordance with SFAS 121 (discussed above). The effective tax rate of the deferred benefit recognized from the write-down differs from the federal statutory rate due to the reduction of deferred tax liabilities offset by the increase in the valuation allowance attributable to tax assets related to net operating loss carryforwards. The valuation allowance increased due to the reduction of taxable temporary differences for book depreciation and amortization previously projected to be recognized during the net operating loss carryforward period.

Liquidity and Capital Resources

     As more fully described in the Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:




                                                        Nine months end
                                          March 31, 1995         March 31, 1996
                                       -------------------    ------------------
                                                 (amounts in thousands)
Cash provided by/(used in):
    Operating activities                  $  8,391                   $  4,064
    Investing activities                   (41,634)                    (2,933)
    Financing activities                    33,341                     (3,461)
                                      ------------               ------------
   Net increase/(decrease) in cash       $      98                   $ (2,330)
                                      ============               ============

     The Company has historically financed its capital needs and acquisitions through long-term debt and limited partner capital contributions and, to a lesser extent, through cash provided from operating activities. The Company's principal capital requirements are those associated with acquiring and developing new projects, as well as upgrading existing projects. The Company does not expect its capital requirements in connection with the development of pumped storage projects to be material in the near term.

     For the nine months ended March 31, 1996, the cash flow provided by operating activities was principally the result of the $84.0 million net loss for such period, adjusted for an $83.4 million non-cash charge for impairment of long-lived assets, and benefits of $7.9 million and $2.1 million for deferred tax and minority shareholders' interest in loss of consolidated subsidiaries, respectively, resulting from such impairment charge and a $4.3 million increase in accounts receivable offset by $7.9 million of depreciation and amortization and $13.1 million of a charge for non-cash interest. The cash flow used in investing activities was primarily attributable to a $1.7 million cost of capital expenditures and a $1.8 million investment in pumped storage and conventional development during fiscal 1996. Of these expenditures, approximately $1.2 million was attributable to capitalized interest costs, and $0.9 million was attributable to the funding of committed development capital for the Summit and River Mountain pumped storage projects. The cash flow used in financing activities was due primarily to repayment of $3.6 million of project debt.

     Cash provided by operating activities decreased by $4.3 million for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995. The decrease resulted from a $3.1 million increase in income before depreciation and amortization, a charge for non-cash interest, a charge for impairment of long-lived assets, the tax benefit resulting from a charge for impairment of long-lived assets, minority shareholders' interest in loss of consolidated subsidiaries, provision to reduce the carrying value of certain facilities under development and employee and director equity programs, offset by a $7.4 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

     The Company has undertaken a number of measures to reduce costs, including salary reductions (ranging from 5% to 15% for the Company's senior-most managers effective July 1, 1995), the relocation of its executive office to lower cost office space in December 1995, changes in its travel and expense policies and the reduction of insurance premiums through a change to a lower cost carrier. The Company continues to manage its administrative and operating costs with the goal of continued cost containment.

     For the nine months ended March 31, 1995, the cash flow provided by operating activities was principally the result of the $12.5 million net loss for such period offset by $6.9 million of depreciation and amortization, $11.6 million of a charge for non-cash interest, $1.2 million for a provision to reduce the carrying value of certain facilities under development, and a $0.9 million decrease in accounts receivable. The cash flow used in investing activities was primarily attributable to the $35.5 million acquisition of HDG and $5.0 million of investment in pumped storage and conventional development. Of these development expenditures, approximately $2.5 million was attributable to the funding of committed development capital for the Summit Pumped Storage Project, and $0.4 million was financed through non-recourse debt for the River Mountain Pumped Storage Project. The cash flow provided by financing activities was primarily due to repayment of $3.1 million of project debt offset by a $36.9 million increase in borrowings, of which $35.9 million of debt was incurred for the HDG acquisition.

     Cash provided by operating activities increased by $11.0 million for the nine months ended March 31, 1995 as compared to the nine months ended March 31, 1994. The increase resulted from a $4.4 million increase in income before depreciation and amortization, a charge for non-cash interest, employee and director equity programs, provision to reduce the carrying value of certain facilities under development, and the cumulative effect of an accounting change, coupled with a $6.6 million increase in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

Summary of Indebtedness

                                              Principal Amount Outstanding as of
                                             -----------------------------------
                                              June 30, 1995      March 31, 1996
                                             ---------------    ----------------
                                                    (amounts in thousands)
Company debt, excluding
   non-recourse debt of subsidiaries            $  134,506        $  151,131
Non-recourse debt of subsidiaries                  121,088           117,808
Current portion of long-term debt                   (5,774)           (6,411)
                                              ------------      ------------
        Total long-term debt obligations         $ 249,820        $  262,528
                                              ============      ============

     Den norske Bank AS ("DnB"), provides the Company with the $20 million working capital facility (the "DnB Facility"), which has an initial expiration date of June 30, 1997 and ranks pari passu with the Senior Discount Notes. Under certain limited circumstances, pursuant to the terms of the DnB Facility, DnB has the right to limit any further borrowings under the DnB Facility and require the Company to repay any and all outstanding indebtedness thereunder within one year from the date DnB provides notice to the Company.

     Borrowings under the DnB Facility may be used for working capital and other purposes including, without limitation, O&M expenses, general and administrative expenses, capital improvements and debt service shortfalls (including those caused by water flow fluctuations), acquisitions and to provide letters of credit as may be necessary in conjunction with certain of the Company's power purchase agreements, or otherwise, and for other general corporate purposes.

     As of March 31, 1996 based on the Company's financial performance for the twelve month period then ended, the Company continued to be unable to meet one of the financial covenants as required under its working capital facility (the "DnB Facility") with Den norske Bank ("DnB"). In response to an earlier request from the Company, the bank had waived compliance with respect to the covenant for the twelve month period ended September 30, 1995 and, pending a further review of the Company's performance and opportunities, has limited availability under the DnB Facility to $6.1 million, the amount outstanding to provide letters of credit at September 27, 1995. Due to the extremely low water flow in the Northeast region during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, and because the measurement contained in the financial covenant is applied at the end of each fiscal quarter on the basis of the four most recently completed quarters, the Company was unable to meet the covenant for the twelve months ended December 31, 1995 and the twelve months ended March 31, 1996, and expects that it will be unable to meet the covenant for the twelve months ended June 30, 1996. DnB has proposed to the Company an amendment to the DnB Facility which includes among other things: the required waivers, revised ratios and other covenant revisions and a reduction in the amount committed under the facility. The Company has not agreed to any of these proposed terms and is currently negotiating the amendment and waiver with DnB. There can be no assurance that the Company and DnB will reach agreement on the terms of such an amendment. If the required waivers are not granted, the Company may need to replace some or all of the outstanding letters of credit with cash deposits or other letters of credit which could be more expensive, if available. If the Company fails to reach agreement with DnB and the outstanding letters of credit are not replaced, it is likely that the letters of credit under the DnB Facility will be drawn upon. If the indebtedness created by such drawn letters of credit is not paid when due, a default under the DnB Facility would occur and all amounts outstanding thereunder would become due and payable after the passage of applicable notice and grace periods. The Company does not currently expect that it will require use of the DnB Facility for additional working capital purposes during fiscal 1996.

     The electric power industry in the U.S. faces considerable uncertainty regarding its future structure. The performance of the Company in the future will be affected by a number of trends. First, the Company competes for opportunities with a broad range of electric power producers including other independent power producers of various sizes and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives. Opportunities to acquire power generation assets on favorable economic terms in such an environment are increasingly limited. Second, prices for electricity have declined in recent years as a result of reductions in the cost of power produced from natural gas due to lower natural gas prices and technological improvements which have lowered the capital cost and increased the efficiency of combustion turbines and other competing technologies. Third, federal regulators and a number of states, including some in which the Company operates, are exploring ways in which to increase competition in electricity markets, most notably by opening access to the transmission grid. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain long-term power purchase contracts and could, along with other factors, lead to additional attempts by public utility companies to renegotiate existing power purchase agreements. These trends are limiting and are expected to continue to limit the Company's near-term opportunities to acquire or develop additional hydroelectric capacity at acceptable rates of return. These trends, the Company's financial condition and the planned sale of certain of its conventional hydroelectric assets were important aspects of the Company's decision to adopt SFAS 121 as of December 31, 1995. Growth through the acquisition of both operating projects and O&M contracts will be a critical factor in the Company's future.

     The Company expects that, through the third calendar quarter of 1998, it will generate sufficient cash flows from existing operations to meet its capital expenditure and working capital requirements. Commencing on September 30, 1998, however, cash dividends become payable on the Company's 13 1/2% Cumulative Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") and on January 15, 1999, cash interest becomes payable on the Senior Discount Notes. The Company currently anticipates that it will need to obtain additional debt or equity financing, or utilize proceeds from asset sales or other sources, in order to satisfy such dividend and interest payment obligations on a timely basis as well as meet its obligations under the Series F Preferred Stock and its capital expenditure and working capital requirements at such time. In addition, the Company anticipates needing to obtain further financing in order to make the principal payments on the Senior Discount Notes at their maturity in 2003 and to redeem the Series H Preferred Stock at its 2003 mandatory redemption date. There can be no assurance that any such additional financings, asset sale proceeds or other sources of funds will be available to the Company or that the terms would be favorable or acceptable to the Company. The Company may consider from time to time, either prior to 1998 or thereafter, the use of available cash, if any, to engage in repurchases of the Senior Discount Notes, subject to applicable contractual restrictions and other appropriate uses, in negotiated transactions or at market prices. There can be no assurance that, if the Company decides to engage in repurchases of the Senior Discount Notes, any Senior Discount Notes will be available for repurchase by the Company on terms that would be favorable or acceptable to the Company.

Forward Looking Statements

     Certain statements contained herein that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future e vents which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to the Company's existing debt, industry trends and financing needs and opportunities described in the three immediately preceding paragraphs; risks related to hydroelectric, thermal, pumped storage and other acquisition and development projects; risks related to the Company's power purchase contracts; risks and uncertainties related to weather conditions; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     CHI's management currently believes that none of the pending claims against the Company will have a material adverse effect on the Company.

Item 2.  Changes in Securities

     NONE

Item 3.  Default upon Senior Securities

     The Company has acquired a number of projects in the past that included non-recourse project debt as part of the liabilities assumed. In certain instances, the Company believed that some of these projects would be incapable of servicing such non-recourse debt due to excessive debt levels, high interest rates, and/or principal amortization schedules that exceeded available project cash flow. In addition, the Company continues to believe, by acquiring these projects for little or no equity investment, it will be able to renegotiate the non-recourse loans involved and enhance the equity value of the underlying projects.

     As of March 31, 1996, non-recourse project loans, aggregating $14.8 million, remain in default. The Company is working closely with the lenders involved and believes that satisfactory resolution can be achieved. In the unlikely event of loan acceleration, the Company is likely to abandon substantially all of these projects due to the immateriality of its investment and the non-recourse nature of the applicable loans. The Company believes that any such abandonment will have no material adverse effect on the Company, its financial condition or its results of operations.

         As of March 31, 1996 based on the Company's financial performance for the twelve month period then ended, the Company continued to be unable to meet one of the financial covenants as required under its working capital facility (the "DnB Facility") with Den norske Bank ("DnB"). In response to an earlier request from the Company, the bank had waived compliance with respect to the covenant for the twelve month period ended September 30, 1995 and, pending a further review of the Company's performance and opportunities, has limited availability under the DnB Facility to $6.1 million, the amount outstanding to provide letters of credit at September 27, 1995. Due to the extremely low water flow in the Northeast region during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, and because the measurement contained in the financial covenant is applied at the end of each fiscal quarter on the basis of the four most recently completed quarters, the Company was unable to meet the covenant for the twelve months ended December 31, 1995 and the twelve months ended March 31, 1996, and expects that it will be unable to meet the covenant for the twelve months ended June 30, 1996. DnB has proposed to the Company an amendment to the DnB Facility which includes among other things: the required waivers, revised ratios and other covenant revisions and a reduction in the amount committed under the facility. The Company has not agreed to any of these proposed terms and is currently negotiating the amendment and waiver with DnB. There can be no assurance that the Company and DnB will reach agreement on the terms of such an amendment. If the required waivers are not granted, the Company may need to replace some or all of the outstanding letters of credit with cash deposits or other letters of credit which could be more expensive, if available. If the Company fails to reach agreement with DnB and the outstanding letters of credit are not replaced, it is likely that the letters of credit under the DnB Facility will be drawn upon. If the indebtedness created by such drawn letters of credit is not paid when due, a default under the DnB Facility would occur and all amounts outstanding thereunder would become due and payable after the passage of applicable notice and grace periods. The Company does not currently expect that it will require use of the DnB Facility for additional working capital purposes during fiscal 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 27.1.  Financial Data Schedule (3 months)
         Exhibit 27.2.  Financial Data Schedule (9 months)

 (b) Reports on Form 8-K

         NONE

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:      May 14, 1996                    CONSOLIDATED HYDRO, INC.


                                   By: /s / Patrick J. Danna
                                       ----------------------------------
                                       Patrick J. Danna
                                       Vice President, Controller

                                       signing on behalf of the registrant
                                       and as Chief Accounting Officer