Form 10-Q
period 1996-09-30
CONSOLIDATED HYDRO INC
filed 1996-11-14
CIK 787618

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

                                      NONE

         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class A                     Outstanding as of November 1, 1996
---------------------------------------      ----------------------------------
Common stock, $.001 par value                        1,285,762

                 Class B                     Outstanding as of November 1, 1996
---------------------------------------      ----------------------------------
Common stock, $.001 par value                                NONE

==============================================================================

                                      INDEX

                                                                       Page No.

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements..........................................    2

          Consolidated Statement of Operations for the three months
             ended September 30, 1996 and 1995 (Unaudited).............     3

          Consolidated Balance Sheet at September 30, 1996
             and  June 30, 1996 (Unaudited)............................     4

          Consolidated Statement of Stockholders' Deficit
             for the three months ended September 30, 1996
             (Unaudited)...............................................     5

          Consolidated Statement of Cash Flows for the three months
             ended September 30, 1996 and 1995 (Unaudited).............   6-7

          Notes to Consolidated Financial Statements (Unaudited) ......   8-9

 Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations............. 10-18

PART II.      OTHER INFORMATION

 Item 1.  Legal Proceedings............................................    18

 Item 2   Changes in Securities........................................    18

 Item 3.  Default upon Senior Securities...............................    18

 Item 4.  Submission of Matters to a Vote of Security Holders..........    18

 Item 5.  Other Information............................................    18

 Item 6.  Exhibits and Reports on Form 8-K.............................    18

 Signature                                                                 19

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS














                           CONSOLIDATED HYDRO, INC.


                       CONSOLIDATED FINANCIAL STATEMENTS


                              September 30, 1996

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)




                                                             Three Months Ended
                                                                September 30,
                                                                -------------
                                                               1 9 9 6  1 9 9 5
                                                               -------  -------
Operating revenues:
    Power generation revenue                                 $ 8,855   $ 5,363
    Management fees and operations & maintenance
     revenues                                                   1,540    1,416
    Equity income/(loss) in partnership interests
     and other partnership income                                 117     (130)
                                                              -------   ------
                                                               10,512    6,649
                                                               ------    -----
Costs and expenses:
    Operating                                                   4,926    4,645
    General and administrative                                  1,290      802
    Charge for employee and director equity
     participation programs                                        25       87
    Depreciation and amortization                               2,175    2,849
    Lease expense to a related party                              890      811
    Lease expense to unrelated parties                            507      602
                                                                9,813    9,796
                                                                -----    -----

       Income/(loss) from operations                              699   (3,147)

Interest income                                                   324      364
Other income                                                       19       34
Interest expense on indebtedness to related parties            (2,583)  (2,457)
Interest expense on indebtedness to unrelated parties          (4,834)  (3,773)
                                                               ------   ------
          Loss before provision for income taxes               (6,375)  (8,979)

Provision for income taxes                                       (116)     (87)
                                                              -------   ------
                 Net loss                                      (6,491)  (9,066)

Accumulated deficit at beginning of period                   (259,427)(157,182)

    Dividends declared on preferred stock                      (3,544)  (3,103)
    Accretion of preferred stock                                 (214)    (214)
                                                            --------- --------
Accumulated deficit at end of period                        $(269,676)(169,565)
                                                            ========= ========

Net loss applicable to common stock:
    Net loss                                                 $ (6,491)$ (9,066)
    Dividends declared on preferred stock                      (3,544)  (3,103)
    Accretion of preferred stock                                 (214)    (214)
    Undeclared dividends on cumulative
     preferred stock                                           (2,454)  (2,454)
                                                               ------   ------
                                                            $ (12,703)$ (14,837)
                                                            ========= =========


Net loss per common share                                     $ (9.88)$ (11.60)
                                                              ======= ========

Weighted average number of common shares                    1,285,762 1,278,698
                                                            ========= =========





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                                              Sept. 30  June 30
                                                               1 9 9 6  1 9 9 6
                                                Assets
Current assets:
  Cash and cash equivalents unrestricted                      $ 12,325 $ 10,598
  Cash and cash equivalents restricted                           7,667   13,236
  Accounts receivable, net                                       4,684    7,854
  Prepaid expenses and other current assets                      1,877    1,353
                                                                 -----    -----

      Total current assets                                      26,553   33,041

Property, plant and equipment, net                             125,754  126,133

Facilities under development                                     1,653    1,217

Intangible assets, net                                          49,982   50,746

Assets to be disposed of                                        15,167   15,066

Investments and other long-term assets                          19,580   18,454
                                                                ------   ------
                                                             $ 238,689 $244,657
                                                             ========= ========

                      Liabilities and Stockholders' Deficit


Current liabilities:
  Accounts payable and accrued expenses                        $ 8,649 $ 10,496
  Current portion of long-term debt
    payable to a related party                                   1,614    2,305
  Current portion of long-term debt
    and obligations under capital
    leases payable to unrelated parties                          4,101    4,157
                                                                 -----    -----
      Total current liabilities                                 14,364   16,958

Long-term debt payable to related parties                       90,209   87,406

Long-term debt and obligations under capital
  leases payable to unrelated parties                          177,355  172,752

Deferred credit, state income taxes and other
  long-term liabilities                                         33,250   37,564

Minority interests in consolidated subsidiaries                  ---       ---

Commitments                                                      ---       ---

Mandatorily redeemable preferred stock, $.01 par
  value, at redemption value of $1,000 per share,
  junior in liquidation preference to Series
  F Preferred Stock:
    Series H, 136,950 shares authorized, issued
      and outstanding ($108,556 and $105,012 liquidation
      preference at September 30 and June 30, 1996,
      respectively)                                            102,362   98,604
                                                               -------   ------
          Total liabilities and mandatorily
           redeemable preferred stock                          417,540  413,284

Stockholders' deficit:
  Preferred stock, $.01 par value, at redemption
    value of $1,000 per share:
      Series F, 55,000 shares authorized, issued
       and outstanding ($55,000 liquidation preference)         49,356   49,356
      Series G, 55,000 shares authorized, issued
       and outstanding ($55,000 liquidation preference)         49,356   49,356
  Class A common stock, $.001 par value, 9,000,000
    shares authorized, 4,576,925 unissued shares reserved,
    1,834,235 shares issued and 1,285,762 shares outstanding
    at September 30 and June 30, 1996                                2        2
  Class B common stock, $.001 par value, 1,000,000 shares
    authorized, 246,510 unissued shares reserved,
    no shares issued and outstanding                             ---       ---
  Additional paid-in capital, including $5,966 related
    to warrants                                                 13,497   13,497
  Accumulated deficit                                         (269,676)(259,427)
                                                              -------- --------
                                                              (157,465)(147,216)

     Less: Deferred compensation                                  (325)    (350)
           Treasury stock (common: 548,473 shares),
             at cost                                           (21,061) (21,061)
                                                               -------  -------
        Total stockholders' deficit                           (178,851)(168,627)
                                                              -------- --------
                                                             $ 238,689 $244,657
                                                             ========= ========


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            CONSOLIDATED HYDRO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)


                             Preferred Stock        Common Stock
                             ---------------        ------------
                            Number                Number           Additional                                       Total
                           of Shares  Reported   of Shares   Par    Paid-in   Accumulated   Deferred    Treasury  Stockholders'
                          Outstanding   Amount  Outstanding  Value  Capital    Deficit    Compensation    Stock     Deficit
                          -----------   ------  -----------  -----  -------    -------    ------------    -----     -------


Balance June 30, 1996     110,000  $ 98,712   1,285,762     $ 2   $ 13,497    $ (259,427)   $ (350)    $(21,061)   $ (168,627)


 Quarterly dividend of
    $25.88 per share,
    mandatorily redeemable
  Series H Preferred -
    September 30, 1996                                                            (3,544)                              (3,544)
 Accretion of Series H
    Preferred                                                                       (214)                                (214)
 Recognition of board of
    directors and employee
    compensation expense
    related to the issuance
    of common stock                                                                              25                        25
 Net loss                                                                         (6,491)                              (6,491)
                             -------  --------  ---------     ---   --------   ----------    ------     --------   ----------


Balance September 30, 1996   110,000  $ 98,712  1,285,762     $ 2   $ 13,497   $ (269,676)   $ (325)    $(21,061)  $ (178,851)
                                =======  ========  =========     ===   ========     ==========    ======     ========  ==========


                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                                            Three Months Ended
                                                               September 30,
                                                              1 9 9 6   1 9 9 5

Cash flows from operating activities:

    Net loss                                                 $ (6,491) $(9,066)

    Adjustments to reconcile net loss to net
        cash provided by/(used in) operating activities:
      Charge for non-cash interest                              4,761    4,237
      Charge for employee and director equity
        participation programs                                     25       87
      Depreciation and amortization                             2,175    2,849
      Decrease in accounts receivable                           3,170    2,645
      Increase in prepaid expenses and other                     (524)    (474)
      Decrease in accounts payable and accrued
        expenses                                               (1,847)  (1,170)
                                                               ------   ------
          Net cash provided by/(used in)
           operating activities                                 1,269     (892)
                                                                -----     ----
Cash flows from investing activities:

      Cost of development expenditures                           (436)  (1,301)
      Decrease in long-term notes receivable                     ---       113
      Increase in long-term notes receivable                     ---       (57)
      Capital expenditures                                     (1,133)    (614)
      Increase in investments and other
        long-term assets                                       (1,126)    (179)
                                                               ------     ----
                                                                  -         -
           Net cash used in investing activities               (2,695)  (2,038)
                                                               ------   ------
Cash flows from financing activities:

      Long-term borrowings from unrelated parties                  18       77
      Payments to a related party on long-term borrowings      (1,161)    (126)
      Payments to unrelated parties on long-term borrowings    (1,267)    (768)
      (Decrease)/increase in other long-term liabilities           (6)       8
                                                               ------   ------
          Net cash used in financing activities                (2,416)    (809)
                                                               ------   ------

Net decrease in cash and cash equivalents                      (3,842)  (3,739)
Cash and cash equivalents, at beginning of period              23,834   16,682
                                                             -------- --------
Cash and cash equivalents, at end of period                  $ 19,992 $ 12,943
                                                             ======== ========


Supplemental disclosures of cash flow information:

       Cash paid during the period for:

Interest paid to related party                               $  1,736 $    927
                                                             ======== ========
Interest paid to unrelated parties                           $  1,238 $  1,163
                                                             ======== ========
Income taxes, net                                            $    132 $    264
                                                             ======== ========

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)



Schedule of noncash financing activities:

Mandatorily redeemable preferred stock increased $214 for the three months ended September 30, 1996 and 1995, respectively, as a result of the accretion of the difference between the fair market value at issuance and the redemption value.

Series H mandatorily redeemable preferred stock increased $3,544 and $3,103 for the three months ended September 30, 1996 and 1995, respectively, as a result of declared dividends which increased the liquidation preference of the Series H preferred stock.

Long-term debt and obligations under capital leases increased by $9,069 and $8,094 for the three months ended September 30, 1996 and 1995, respectively, as a result of non-cash interest.














                 The accompanying notes are an integral part of
                     the consolidated financial statements

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)
NOTE 1 - ORGANIZATION

          Consolidated Hydro, Inc., (together with its consolidated subsidiaries, the "Company"), organized in July 1985, is principally engaged in the development, operation and management of hydroelectric power plants. As of September 30, 1996, and 1995, it had ownership interests in, leased and/or operated projects with a total operating capacity of approximately 345 and 379 megawatts ("MW"), respectively. In November 1995, the Company established a subsidiary for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities.

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

          The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1996 and June 30, 1996 and the results of its operations and changes in its financial position for the three months ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the June 30, 1996 Audited Consolidated Financial Statements ("June 1996 Financials") and Notes thereto.

          Certain amounts have been reclassified in fiscal 1997 to conform with fiscal 1996 presentation.

NOTE 3 - ADOPTION OF SFAS 121

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

          The Company has reached agreements to sell 20 of its smaller projects in Maine and New Hampshire, aggregating approximately 16.75 megawatts of capacity, to a single purchaser for an aggregate price of approximately $16.0 million including working capital. The Company anticipates that it will receive half of the proceeds from each sale in cash at closing and the balance within 90 days of closing. The sales are subject to customary conditions precedent for transactions of this nature. It is expected that the sale of the Maine projects, representing 75% of the total transaction value, will close by December 15, 1996. The closing of the sale of the New Hampshire projects will occur subsequent to the Maine closing due to the timing of required regulatory approvals. Under the terms of the agreements, the Company will continue to operate and maintain the projects for a period of up to 15 years pursuant to an operations and maintenance ("O&M") contract. The total operating revenue and income from operations from the 20 projects during the three months ended September 30, 1996 was $0.9 million and $0.2 million, respectively. The total operating revenue and loss from operations for the three months ended September 30, 1995 was $0.2 million and $0.3 million, respectively. Although the transactions if completed will provide greater liquidity to the Company, there can be no assurance that they will be consummated on the terms currently anticipated. These assets have been classified as Assets to be disposed of and are stated at the lower of their carrying amount or fair value less estimated costs to sell.

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)

NOTE 3 - ADOPTION OF SFAS 121 (continued)

          In light of the Company's planned sale of certain of its conventional hydroelectric projects (as mentioned above), recent industry trends (including the continued decline in electricity prices and other factors stemming from the deregulation of the electric power industry), the timing of the expiration of the fixed rate period of some of its long-term power sales contracts and other indications of a decline in the fair value of certain of its conventional hydroelectric projects, the Company determined in fiscal 1996 pursuant to SFAS 121 that certain of these projects (including properties which are not included among those to be sold) were impaired pursuant to the criteria established under SFAS 121. The Company also determined that due to the factors noted above, as well as its current financial position, it is highly unlikely that the Company will successfully develop its pumped storage projects. See Note 4 to the June 1996 Financials.

          In conjunction with the adoption of SFAS 121, during the third quarter of fiscal 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the net loss, net of tax benefit, by approximately $0.3 million (.23(cent) per share) for the three months ended September 30, 1996.

NOTE 4 - STOCK-BASED COMPENSATION

          The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") on July 1, 1996. Pursuant to SFAS 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Company has adopted the "disclosure only" provisions permitted by SFAS 123 pursuant to which the Company is required to disclose pro forma net income and earnings per share (if presented), as if the fair value method had been applied. These disclosures will be included in the Company's June 30, 1997 financial statements.

NOTE 5 - SUBSEQUENT EVENTS

     PURCHASE OF NON-RECOURSE PROJECT LOAN

          On October 30, 1996, the Company purchased a $14,500 non-recourse project term loan relating to four of its existing hydroelectric projects from a bank for $4,575. Financing for the purchase was obtained in the form of a $5,200 non-recourse loan from another bank which was used to fund the note purchase, certain required reserves and closing costs. An additional $2,000 credit facility is also available for up to one year to finance certain project enhancements. The $5,200 non-recourse loan, which matures in the year 2008, accrues interest at a fixed rate of 10.17% per annum through October 29, 2003. Thereafter, through October 30, 2008 interest accrues, on a quarterly basis, at a rate equal to the three year U.S. Treasury Note Rate plus 390 basis points, fixed ten days prior to any loan payment date. Principal and interest payments are to be made quarterly in arrears and mandatory prepayments as required, if any, are to be made annually.

     ISSUANCE OF SERIES F AND G PREFERRED STOCK

          The Company plans to issue 1,279 shares each of its 8% senior convertible voting Series F preferred stock and its 9.85% junior convertible voting Series G preferred stock to Ms. Carol H. Cunningham in exchange for shares of Summit Energy Storage Inc. stock (or vested options therefor) owned by Ms. Cunningham during the second quarter of fiscal 1997. See Note 13 to the June 1996 Financials.

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

          The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. On September 30, 1996, the Company had a 100% ownership or long-term lease interest in 67 projects (153 megawatts) including 20 projects under contract for sale, a partial ownership interest in 14 projects (86 megawatts), and operations and maintenance ("O&M") contracts with 11 projects (106 megawatts).

          CHI sells substantially all of the electric energy and capacity from its U.S. projects to public utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

          The Company has begun to seek opportunities to provide energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, would permit the Company to move away from relying exclusively on hydropower ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described below in which the Company currently believes that acquisition and development opportunities are increasingly limited, particularly with regard to hydroelectric facilities. Currently, all of the Company's revenue is derived from the ownership and operation of -hydroelectric facilities. See "--Liquidity and Capital Resources."

          In fiscal 1996, the Company had significantly written down the carrying values of its pumped storage development assets, certain investments in partnerships which own hydroelectric facilities and certain of its conventional hydroelectric assets to $0.1 million, $0.8 million and $26.0 million, respectively. See Note 4 to the June 1996 Financials. The Company has determined that it is highly unlikely that the Company will successfully develop its pumped storage projects.

Power Generation Revenue

          The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms ranging from 1 to 30 years. Fluctuations in revenues and related cash flows are generally attributable to increasing megawatts in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

Equity Income In Partnership Interests and Other Partnership Income

          In accordance with generally accepted accounting principles, certain of the Company's partnership interests are accounted for under the equity and the cost method of accounting. Fluctuations in equity income and other partnership income are generally attributable to variations in results of operations and timing of cash distributions of certain partnerships.

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

Certain Key Operating Results and Trends

          The information provided in the tables below is included to provide an overview of certain key operating results and trends which, when read in conjunction with the narrative discussion that follows, is intended to provide an enhanced understanding of the Company's results of operations. These tables include information regarding the Company's ownership by region of projects as well as information on regional precipitation. As presented, the Company's project portfolio is concentrated in the Northeastern United States, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher than in most other regions of the country.

          This information should be read in conjunction with the June 1996 Financials and related Notes thereto.

Power Producing Facilities

                                     As of                         As of                        As of
                               September 30, 1996                June 30, 1996            September 30, 1995
                               ------------------             ----------------            ------------------
                                MWs     #Projects             MWs     #Projects            MWs     #Projects

Northeast:
100% Ownership (1)             102.20(4)    44(4)            102.20(4)    44(4)           104.72        45
Partial Ownership (2)           52.37        8                52.37        8               52.37         8
O&M Contracts (3)               80.84        4                80.14        3               80.14         3
                              --------    ----             ---------    ----            ---------     ----
Total                          235.41       56               234.71       55              237.23        56
                               ======      ===               ======      ===               ======      ===
Southeast:
100% Ownership (1)              27.42       13                27.42       13               27.42        13
Partial Ownership (2)            --         --                 --         --                --         --
O&M Contracts (3)                --         --                 --         --                --         --
                             ---------    ----             ---------    ----            ---------     ----
Total                           27.42       13                27.42       13               27.42        13
                               ======      ===               ======      ===               ======      ===
West:
100% Ownership (1)               1.35        1                 1.35        1                1.35         1
Partial Ownership (2)            8.33        4                 8.33        4                8.33         4
O&M Contracts (3)               19.48        5                19.48        5               51.98         6
                             ---------    ----             ---------    ----            ----------    ----
Total                           29.16       10                29.16       10               61.66        11
                               ======      ===               ======      ===               ======      ===
Northwest:
100% Ownership (1)              21.72        9                21.72        9               21.72         9
Partial Ownership (2)           24.96        2                24.96        2               24.96         2
O&M Contracts (3)                6.09        2                 6.09        2                6.09         2
                             ---------    ----             ---------     ----           ----------    ----
Total                           52.77       13                52.77       13               52.77        13
                               ======      ===               ======      ===               ======      ===
Total:
100% Ownership (1)             152.69(4)    67(4)            152.69(4)    67(4)           155.21        68
Partial Ownership (2)           85.66       14                85.66       14               85.66        14
O&M Contracts (3)              106.41       11               105.71       10              138.21        11
                             -----------  ----              ----------- ----             ----------   ----
Total                          344.76       92               344.06       91              379.08        93
                               ======      ===               ======      ===              ======      ====

------------

(1)  Defined as projects in which the Company has 100% of the economic interest.

(2) Defined as projects in which the Company's economic interest is less than 100%.

(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.

(4) Includes 20 projects (16.8 megawatts) with respect to which the Company has reached an agreement to sell, subject to certain conditions, but which the Company would continue to operate if sold.

Selected Operating Information:
                                              Three months ended September 30,
                                                   1996             1995
                                                ------------     -----------

     Power generation revenues (thousands)(1)   $  8,855          $ 5,363
     Kilowatt hours produced (thousands)(1)      125,197           80,596
     Average rate per kilowatt hour(1)               7.1(cent)        6.7(cent)

---------

(1)  Limited to projects included in consolidated revenues.

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

Water Flow by Region (1)
                                  Three months ended September 30,
                                       1996                  1995
                                  ----------------     -----------------
               Northeast          Above Average        Below Average
               Southeast          Below Average        Above Average
               West               Below Average        Below Average
               Northwest          Above Average        Below Average

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

          The following tables, which show revenues (in thousands) from power sales and kilowatt hour production by fiscal quarter, respectively, highlight the seasonality of the Company's revenue stream. These tables should be reviewed in conjunction with the water flow information included above.

Power Generation Revenues (1)
                                      Fiscal 1997           Fiscal 1996
                                   -----------------    ---------------------
                                       $        %            $          %
                                       -        -            -          -
    First Fiscal Quarter           $ 8,855(2)  100.0     $ 5,363       10.8
    Second Fiscal Quarter                                 12,355       24.8
    Third Fiscal Quarter                                  15,744       31.6
    Fourth Fiscal Quarter                                 16,299       32.8
                                                      ----------    -------
    Total                                                $49,761(2)   100.0
                                                          ======      =====
-----------------

(1)  Limited to projects included in consolidated revenues.

(2) Includes business interruption revenue of $175 and $840 representing claims for lost generation recoverable from an insurance company for the three months ended September 30, 1996 and for the fiscal year ended June 30, 1996, respectively.

Kilowatt Hours Produced (1)
                                     Fiscal 1997           Fiscal 1996
                                  -----------------       ---------------
                                     kWh        %            kWh       %
                                     ---        -            ---       -
   First Fiscal Quarter           125,197(2)  100.0        80,596     12.4
   Second Fiscal Quarter                                  160,088     24.7
   Third Fiscal Quarter                                   195,540     30.3
   Fourth Fiscal Quarter                                  211,440     32.6
                                                          -------    -----
   Total                                                  647,664(2) 100.0
                                                          =======    =====
-------------
(1)  Limited to projects included in consolidated revenues.

(2) Includes the production equivalent of 2,682 kWh and 15,335 kWh of the business interruption revenue recoverable as a result of insurance claims for the three months ended September 30, 1996 and for the fiscal year ended June 30, 1996, respectively.

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

Operating Revenues

          Power Generation Revenue. Power generation revenue increased by $3.5 million (64.8%), from $5.4 million to $8.9 million for the first quarter of fiscal 1996 and 1997, respectively.

          The Northeast region experienced increased revenues of $3.2 million, due to above average water flows and precipitation for the first quarter of fiscal 1997 as compared to below average water flows and precipitation for the same period in fiscal 1996.

          The Southeast region experienced increased revenues of $0.2 million, primarily due to non-reimbursable business interruption after the occurrence of an insurable event in August 1995.

          The West and Northwest regions combined experienced increased revenues of $0.1 million, primarily as a result of above average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions, for the first quarter of fiscal 1997 as compared to below average water flows and precipitation for the same period in fiscal 1996.

          The Company as a whole experienced increased revenue per kilowatt hour of 6.0%, from 6.7(cent) to 7.1(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

          Management Fees and Operation & Maintenance Revenues. Management fees and O&M contract revenue remained relatively constant, increasing by $0.1 million (7.1%), from $1.4 million to $1.5 million for the first quarter of fiscal 1996 and 1997, respectively.

Costs and Expenses

          Operating Expenses. Operating expenses increased $0.3 million (6.5%), from $4.6 million to $4.9 million for the first quarter of fiscal 1996 and 1997, respectively. The increase was primarily due to an increase in insurance premiums coupled with an increase in normal operating and maintenance costs.

          General and Administrative Expenses. General and Administrative expenses increased by $0.5 million (62.5%), from $0.8 million to $1.3 million for the first quarter of fiscal 1996 and 1997, respectively. The increase was primarily due to: (i) an increase in acquisition costs and general and administrative salaries related to CHI Power, Inc., coupled with a reimbursement received last year from a partner for current and previous international acquisition costs; and (ii) a credit recorded by the Company representing the current cash surrender value of one of its former officer's life insurance policies recorded during the first quarter of fiscal 1996.

          Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million (21.4%), from $2.8 million to $2.2 million for the first quarter of fiscal 1996 and 1997, respectively. The decrease was primarily due to a write-down of impaired assets in fiscal 1996 as a result of the implementation of SFAS 121 and the cessation of depreciation expense taken on assets to be disposed of in the first quarter of fiscal 1997 as compared to the same period in fiscal 1996.

Interest Expense

          Interest expense increased by $1.2 million (19.4%), from $6.2 million to $7.4 million for the first quarter of fiscal 1996 and 1997, respectively. The increase was primarily due to the increasing principal balance of the Company's 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") which resulted in a corresponding increase in interest expense and the effect of expensing interest for the first quarter of fiscal 1997, that had previously been capitalized during the same period in fiscal 1996.

Liquidity and Capital Resources

          As more fully described in the September 30, 1996 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                Three Months ended
                                     September 30, 1996     September 30, 1995
                                     ------------------     ------------------
                                              (amounts in thousands)
   Cash provided by/(used in):
       Operating activities.......     $      1,269          $     (892)
       Investing activities.......           (2,695)             (2,038)
       Financing activities.......           (2,416)               (809)
                                       ------------        ------------
   Net decrease in cash...........     $     (3,842)          $  (3,739)
                                            =======             =======

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

          For the three months ended September 30, 1996, the cash flow provided by operating activities was principally the result of the $6.5 million net loss for such period, coupled with a $1.8 million decrease in accounts payable and accrued expenses, offset by $2.2 million of depreciation and amortization, $4.8 million from a charge for non-cash interest and a $3.2 million decrease in accounts receivable. The cash flow used in investing activities was primarily attributable to a $1.1 million investment in upgrading existing conventional projects during the first quarter of fiscal 1997 and a $1.1 million increase in other long term assets. The cash flow used in financing activities was due primarily to repayment of $2.4 million of project debt.

          Cash provided by operating activities increased by $2.2 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase resulted from a $2.4 million increase in income before depreciation and amortization, non-cash interest and employee and director equity programs offset by a $0.2 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

          The Company has undertaken a number of measures to reduce costs, including salary reductions (ranging from 5% to 15% for the Company's senior-most managers effective July 1, 1995), the relocation of its executive office to lower cost office space in December 1995, changes in travel and expense policies and the reduction of insurance premiums through a change to a lower cost carrier. The Company continues to manage its administrative and operating costs with the goal of continued cost containment.

          For the three months ended September 30, 1995, the cash flow used in operating activities was principally the result of the $9.1 million net loss for such period, coupled with a $1.2 million decrease in accounts payable and accrued expenses, offset by $2.8 million of depreciation and amortization, $4.2 million from a charge for non-cash interest and a $2.6 million decrease in accounts receivable. The cash flow used in investing activities was primarily attributable to a $1.3 million investment in pumped storage and conventional development, coupled with a $0.6 million investment in upgrading existing conventional projects during the first quarter of fiscal 1996. Of these expenditures, approximately $0.6 million was attributable to capitalized interest costs, and $0.3 million was attributable to the funding of committed development capital for the Summit project. The cash flow used in financing activities was due primarily to repayment of $0.9 million of project debt.

          Cash provided by operating activities decreased by $4.0 million for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The decrease resulted from a $2.7 million decrease in income before depreciation and amortization, non-cash interest, employee and director equity programs, in addition to a $1.3 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

Summary of Indebtedness
                                             Principal Amount Outstanding as of
                                             September 30, 1996   June 30, 1996
                                             ------------------   -------------
                                                    (amounts in thousands)
 Company debt, excluding non-recourse debt
 of subsidiaries                              $  160,200           $ 151,131
 Non-recourse debt of subsidiaries               113,079             115,489
 Current portion of long-term debt                (5,715)             (6,462)
                                            ------------        ------------

 Total long-term debt obligations             $  267,564           $ 260,158
                                                 =======             =======

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

          As of September 30, 1996 and June 30, 1996, the Company was in compliance with its covenants under the DnB Facility. However, as of March 31, 1996 based on the Company's financial performance for the twelve month period then ended, the Company continued to be unable to meet one of the financial covenants as required under the DnB Facility. In response to an earlier request from the Company, the bank had waived compliance with respect to the covenant for the twelve month period ended September 30, 1995 and, pending a further review of the Company's performance and opportunities, had limited availability under the DnB Facility to $6.1 million, the amount outstanding to provide letters of credit at September 27, 1995. Due to the extremely low water flow in the Northeast region during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, and because the measurement contained in the financial covenant is applied at the end of each fiscal quarter on the basis of the four most recently completed quarters, the Company was unable to meet the covenant for the twelve months ended December 31, 1995.

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

          Nevertheless, the performance of the Company in the future will be affected by a number of factors, in addition to the structural changes to the electric power industry described above. First, the Company competes for hydroelectric and industrial energy projects with a broad range of electric power producers including other independent power producers of various sizes and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives. Opportunities to acquire or develop power generation assets on favorable economic terms in such an environment are increasingly limited, particularly with regard to hydroelectric facilities. Second, the Company is highly leveraged and its debt service obligations, the cash portion of which commence in January 1999, along with its preferred stock obligations, the cash portion of which commence in September 1998, make it difficult to source capital on favorable terms that would allow the Company to successfully pursue significant acquisition and development opportunities. Such leverage and debt service obligations also make it difficult to establish the creditworthiness necessary to develop the project and in several recent instances adversely affected the Company's ability to obtain contracts to develop products and services for its industrial and utility customers.

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

          The Company expects that, through calendar 1998, it will generate sufficient cash flows from existing operations to meet its capital expenditure and working capital requirements. Commencing on September 30, 1998, however, cash dividends become payable on the Company's 13 1/2% Cumulative Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") and on January 15, 1999, cash interest becomes payable on the Company's Senior Discount Notes. In order to meet such obligations, the Company currently anticipates that it will have to rely on proceeds from asset sales, additional debt or equity offerings or other sources. However, the Company also currently anticipates that it may not be able to obtain the necessary additional debt or equity financing or sufficient proceeds from asset sales or other sources in order to satisfy such dividend and interest payment obligations on a timely basis as well as meet the Company's other obligations, including accrued and unpaid dividends since issuance under the 8% Senior Convertible Voting Preferred Stock and its capital expenditure and working capital requirements at such time. As a result, it may be necessary to restructure the Company's debt and equity structure either before or at such time. In addition, the Company anticipates that it would need to obtain financing for the principal payments on its Senior Discount Notes at their maturity in 2003 and to redeem the Series H Preferred Stock at its 2003 redemption date. There can be no assurance that any such additional financing will be available to the Company. Also, the Company may consider from time to time, either prior to 1998 or thereafter, the use of available cash, if any, to engage in repurchases of the Senior Discount Notes, subject to applicable contractual restrictions and other appropriate uses, in negotiated transactions or at market prices. There can be no assurance that, if the Company decides to engage in repurchases of the Senior Discount Notes, any Senior Discount Notes will be available for repurchase by the Company on terms that would be favorable or acceptable to the Company.

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

Item 2.  Changes in Securities

     NONE

Item 3. Default upon Senior Securities

          As of September 30, 1996 and June 30, 1996, the Company was in compliance with its covenants under the DnB Facility. However, as of March 31, 1996 based on the Company's financial performance for the twelve month period then ended, the Company continued to be unable to meet one of the financial covenants as required under the DnB Facility. In response to an earlier request from the Company, the bank had waived compliance with respect to the covenant for the twelve month period ended September 30, 1995 and, pending a further review of the Company's performance and opportunities, had limited availability under the DnB Facility to $6.1 million, the amount outstanding to provide letters of credit at September 27, 1995. Due to the extremely low water flow in the Northeast region during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, and because the measurement contained in the financial covenant is applied at the end of each fiscal quarter on the basis of the four most recently completed quarters, the Company was unable to meet the covenant for the twelve months ended December 31, 1995.

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


          The Company has acquired a number of projects in the past that included non-recourse project debt as part of the liabilities assumed. In certain instances, the Company believed that some of these projects would be incapable of servicing such non-recourse debt but that by acquiring these projects for little or no equity investment, it would be able to renegotiate the non-recourse loans involved and enhance the equity value of the underlying projects.

          As of September 30, 1996, non-recourse project loans, aggregating $14.5 million, remained in default. On October 30, 1996, the Company purchased these loans from the bank for $4.6 million. As a result of this transaction, these loans are no longer in default.

Item 4.  Submission of Matters to a Vote of Security Holders

     NONE

Item 5.  Other Information

     NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     21.1  Listing of Subsidiaries

     27.1  Financial Data Schedule

(b) Reports on Form 8-K

     NONE

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:      November 14, 1996        CONSOLIDATED HYDRO, INC.


                                    By:    /s/ Patrick J. Danna
                                           ----------------------------
                                           Patrick J. Danna
                                           Vice President, Controller
                                           signing on behalf of the registrant
                                           and as Chief Accounting Officer