Form 10-Q
period 1996-12-31
CONSOLIDATED HYDRO INC
filed 1997-02-14
CIK 787618

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[GRAPHIC OMITTED] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR
[GRAPHIC OMITTED] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                     Commission File Number: Not Yet Issued
                                Reg. No. 33-69762

                            CONSOLIDATED HYDRO, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                 06-1138478
State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                Identification Number)

680 Washington Boulevard, Stamford, Connecticut             06901
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class A                 Outstanding as of February 10, 1997
 ----------------------------------       -----------------------------------
 Common stock, $.001 par value                    1,285,762

                  Class B                 Outstanding as of February 10, 1997
 ----------------------------------       -----------------------------------
 Common stock, $.001 par value                       NONE

                                      INDEX

                                                                        Page No.

PART I.       FINANCIAL INFORMATION

Item 1.      Financial Statements........................................    2

             Consolidated Statement of Operations for the three months and
              six months ended December 31, 1996 and 1995 (Unaudited)....     3

             Consolidated Balance Sheet at December 31, 1996
               and  June 30, 1996 (Unaudited)............................     4

             Consolidated Statement of Stockholders' Deficit
               for the six months ended December 31, 1996 (Unaudited)....     5

             Consolidated Statement of Cash Flows for the six months
               ended December 31, 1996 and 1995 (Unaudited)..............   6-7

             Notes to Consolidated Financial Statements (Unaudited) .....  8-10

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations............. 11-20

PART II.          OTHER INFORMATION

Item 1.      Legal Proceedings...........................................    21

Item 2       Changes in Securities.......................................    21

Item 3.      Default upon Senior Securities..............................    21

Item 4.      Submission of Matters to a Vote of Security Holders.........    21

Item 5.      Other Information...........................................    21

Item 6.      Exhibits and Reports on Form 8-K............................    22

Signature                                                                    23

                            CONSOLIDATED HYDRO, INC.



                       CONSOLIDATED FINANCIAL STATEMENTS



                        December 31, 1996 JUNE 30, 1992

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (Amounts in thousands except share and per share amounts)
                                  (Unaudited)

                                                                              Three Months Ended       Six Months Ended
                                                                              December 31,             December 31,
                                                                                1 9 9 6     1 9 9 5       1 9 9 6    1 9 9 5
Operating revenues:
    Power generation revenue                                                     $ 13,271    $ 12,355     $ 22,126    $ 17,718
    Management fees and operations & maintenance revenues                           1,152       1,061        2,692       2,477
    Equity income in partnership interests and other partnership income               279         265          396         135
                                                                              -----------    --------     --------    --------
                                                                                   14,702      13,681       25,214      20,330
                                                                              -----------    --------     --------    --------
Costs and expenses:
    Operating                                                                       3,912       4,151        8,854       8,796
    General and administrative                                                      1,847       1,187        3,120       1,989
    Charge for employee and director equity participation programs                     25          88           50         175
    Depreciation and amortization                                                   2,156       2,615        4,331       5,464
    Lease expense to a related party                                                  905         897        1,795       1,708
    Lease expense to unrelated parties                                                563         548        1,070       1,150
    (Adjustment)/charge for impairment of long-lived assets                          (412)     83,359         (412)     83,359
                                                                              -----------    --------     --------   ---------
                                                                                    8,996      92,845       18,808     102,641
                                                                              -----------    --------     --------   ---------

       Income/(loss) from operations                                                5,706     (79,164)       6,406     (82,311)

Interest income                                                                       315         323          639         687
Other income                                                                           25          62           44          96
Interest expense on indebtedness to related parties                                (2,588)     (2,461)      (5,171)     (4,918)
Interest expense on indebtedness to unrelated parties                              (4,666)     (3,759)      (9,500)     (7,532)
Minority interests in loss of consolidated subsidiaries                              --         2,063         --         2,063
                                                                              -----------     -------     --------    --------
          Loss before benefit for income taxes and extraordinary item              (1,208)    (82,936)      (7,582)    (91,915)

Benefit for income taxes                                                            1,576       7,672        1,460       7,585
                                                                              -----------     -------     --------    --------
          Income/(loss) before extraordinary item                                     368     (75,264)      (6,122)    (84,330)

Extraordinary gain on early extinguishment of debt (net of income tax of $3,41      5,622        --          5,622        --
                                                                              -----------     -------     --------    --------
          Net income/(loss)                                                         5,990     (75,264)        (500)    (84,330)

Accumulated deficit at beginning of period                                       (269,675)   (169,565)    (259,427)   (157,182)

    Dividends declared on preferred stock                                          (3,664)     (3,209)      (7,208)     (6,312)
    Accretion of preferred stock                                                     (214)       (214)        (428)       (428)
                                                                              -----------    --------     --------    --------
Accumulated deficit at end of period                                           $ (267,563) $ (248,252)  $ (267,563) $ (248,252)
                                                                              ===========  ==========    =========   =========
Net loss applicable to common stock:
    Net income/(loss)                                                             $ 5,990   $ (75,264)      $ (500)  $ (84,330)
    Dividends declared on preferred stock                                          (3,664)     (3,209)      (7,208)     (6,312)
    Accretion of preferred stock                                                     (214)       (214)        (428)       (428)
    Undeclared dividends on cumulative preferred stock                             (2,455)     (2,455)      (4,909)     (4,909)
                                                                              -----------   ---------     --------   ---------
                                                                                   $ (343)  $ (81,142)   $ (13,045)  $ (95,979)
                                                                              ===========   =========     ========   =========

Net loss per common share:
    Loss before extraordinary item                                                $ (4.64)   $ (63.46)    $ (14.52)   $ (75.06)
    Extraordinary item                                                               4.37        --           4.37        --
                                                                              -----------   ---------     --------   ---------
                                                                                  $ (0.27)   $ (63.46)    $ (10.15)   $ (75.06)
                                                                              ===========   =========     ========   =========


Weighted average number of common shares                                        1,285,762   1,278,698    1,285,762   1,278,698
                                                                               ==========   =========    =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                           CONSOLIDATED BALANCE SHEET
           (Amounts in thousands except share and per share amounts)
                                  (Unaudited)



                                                                                                         Dec. 31     June 30
                                                                                                          1 9 9 6     1 9 9 6
                                          Assets

Current assets:
  Cash and cash equivalents unrestricted                                                                  $ 22,148    $ 10,598
  Cash and cash equivalents restricted                                                                       9,523      13,236
  Accounts receivable, net                                                                                   8,129       7,854
  Prepaid expenses and other current assets                                                                  1,169       1,353
                                                                                                       -----------     -------
      Total current assets                                                                                  40,969      33,041

Property, plant and equipment, net                                                                         125,230     126,133

Facilities under development                                                                                 1,972       1,217

Intangible assets, net                                                                                      49,279      50,746

Assets to be disposed of                                                                                     3,808      15,066

Investments and other long-term assets                                                                      19,309      18,454
                                                                                                       -----------   ---------
                                                                                                         $ 240,567   $ 244,657
                                                                                                       ===========   =========
                                        Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable and accrued expenses                                                                    $ 7,894    $ 10,496
  Current portion of long-term debt payable to a related party                                               1,614       2,305
  Current portion of long-term debt and obligations under capital leases payable to unrelated parties        4,320       4,157
                                                                                                       -----------    --------
      Total current liabilities                                                                             13,828      16,958

Long-term debt payable to related parties                                                                   90,209      87,406

Long-term debt and obligations under capital leases payable to unrelated parties                           167,209     172,752

Deferred credit, state income taxes and other long-term liabilities                                         39,794      37,564

Minority interests in consolidated subsidiaries                                                               ---         ---

Commitments                                                                                                   ---         ---

Mandatorily redeemable preferred stock, $.01 par value, at redemption value of $1,000 per share, junior in liquidation preference to Series F Preferred Stock:
    Series H, 136,950 shares authorized, issued and outstanding ($112,220 and $105,012 liquidation
     preference at December 31 and June 30, 1996, respectively)                                            106,240      98,604
                                                                                                       -----------   ---------
          Total liabilities and mandatorily redeemable preferred stock                                     417,280     413,284
                                                                                                       -----------   ---------

Stockholders' deficit:
  Preferred stock, $.01 par value, at redemption value of $1,000 per share:
    Series F, 55,000 shares authorized, issued and outstanding ($55,000 liquidation preference)             49,356      49,356
    Series G, 55,000 shares authorized, issued and outstanding ($55,000 liquidation preference)             49,356      49,356
  Class A common stock, $.001 par value, 9,000,000 shares authorized, 4,576,925 unissued shares reserved,
       1,834,235 shares issued and 1,285,762 shares outstanding at December 31 and June 30, 1996                 2           2
  Class B common stock, $.001 par value, 1,000,000 shares authorized, 246,510 unissued shares reserved,
       no shares issued and outstanding                                                                       ---         ---
  Additional paid-in capital, including $5,966 related to warrants                                          13,497      13,497
  Accumulated deficit                                                                                     (267,563)   (259,427)
                                                                                                       -----------    --------
                                                                                                          (155,352)   (147,216)

     Less: Deferred compensation                                                                              (300)       (350)
              Treasury stock (common: 548,473 shares), at cost                                             (21,061)    (21,061)
                                                                                                       -----------    --------
        Total stockholders' deficit                                                                       (176,713)   (168,627)
                                                                                                       -----------    --------
                                                                                                          $240,567    $244,657
                                                                                                       ===========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)



                          Preferred Stock        Common Stock
                             Number                Number            Additional                                         Total
                            of Shares   Reported  of Shares    Par    Paid-in    Accumulated   Deferred    Treasury  Stockholders'
                           Outstanding   Amount  Outstanding   Value  Capital      Deficit    Compensation   Stock     Deficit


Balance June 30, 1996      110,000      $ 98,712   1,285,762    $ 2   $ 13,497   $ (259,427)      $ (350) $ (21,061) $ (168,627)


Quarterly dividend
  of $25.88 per share,
   mandatorily redeemable
    Series H Preferred -
    September 30, 1996                                                               (3,544)                             (3,544)
Quarterly dividend
   of $26.75 per share,
    mandatorily redeemable
     Series H Preferred -
     December 31, 1996                                                               (3,664)                             (3,664)
  Accretion of Series
     H Preferred                                                                       (428)                               (428)
  Recognition of employee
    compensation expense
    related to the issuance
    of common stock                                                                                   50                    500
 Net loss                                                                              (500)                               (500)
                           ---------   ---------    ----------   ---   --------  ----------     --------  ---------  ----------
Balance December 31, 1996    110,000    $ 98,712     1,285,762    $ 2  $ 13,497  $ (267,563)      $ (300) $ (21,061) $ (176,713)
                           =========   =========    ==========   ====  ========  ==========     ========  =========  ==========


    The accompanying notes are an integral part of the consolidated financial statements.




                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           (Amounts in thousands except share and per share amounts)
                                  (Unaudited)
                                                                                                           Six Months Ended
                                                                                                             December 31,
                                                                                                          1 9 9 6     1 9 9 5
                                                                                                          -------     -------

          Cash flows from operating activities:

              Net loss                                                                                      $ (500)  $ (84,330)

              Adjustments to reconcile net loss to net cash provided by operating activities:
                Non-cash interest and other charges                                                         10,328       8,574
                Charge for employee and director equity participation programs                                  50         175
                Non-cash (adjustment)/charge for impairment of long-lived assets                              (412)     83,359
                Benefit relating to deferred tax liabilities                                                (1,677)     (7,905)
                Extraordinary gain on early extinguishment of debt                                          (5,622)       ---
                Depreciation and amortization                                                                4,331       5,464
                Minority interest in loss of consolidated subsidiaries                                        ---       (2,063)
                Provision for uncollectible accounts receivable                                                 96        ---
                Increase in accounts receivable                                                             (1,205)     (1,294)
                Decrease in prepaid expenses and other current assets                                          131         128
                Decrease in accounts payable and accrued expenses                                           (1,913)       (788)
                                                                                                       -----------     -------
                    Net cash provided by operating activities                                                3,607       1,320
                                                                                                       -----------     -------
          Cash flows from investing activities:

                Proceeds from disposition of assets                                                         11,740        ---
                Cost associated with disposition of assets                                                     (61)       ---
                Cost of development expenditures                                                              (755)     (1,680)
                Decrease in long-term notes receivable                                                        ---           53
                Increase in long-term notes receivable                                                        ---          (58)
                Capital expenditures                                                                        (2,353)     (1,620)
                Increase in investments and other long-term assets                                            (855)       (383)
                                                                                                       -----------     -------
                     Net cash provided by/(used in) investing activities                                     7,716      (3,688)
                                                                                                       -----------     -------
          Cash flows from financing activities:

                Payment of refinancing costs                                                                  (310)       ---
                Long-term borrowings from unrelated parties                                                     37          34
                Payments to a related party on long-term borrowings                                         (1,161)       (126)
                Payments to unrelated parties on long-term borrowings                                       (2,046)     (1,717)
                Decrease in other long-term liabilities                                                         (6)        (77)
                                                                                                       -----------   ---------
                    Net cash used in financing activities                                                   (3,486)     (1,886)
                                                                                                       -----------   ---------

          Net increase/(decrease) in cash and cash equivalents                                               7,837      (4,254)
          Cash and cash equivalents, at beginning of period                                                 23,834      16,682
                                                                                                       -----------    --------
          Cash and cash equivalents, at end of period                                                     $ 31,671    $ 12,428
                                                                                                       ===========    ========


Supplemental disclosures of cash flow information:

       Cash paid during the period for:

          Interest paid to related party                                                               $    2,589     $  1,843
                                                                                                       ==========     ========
          Interest paid to unrelated parties                                                           $    2,365     $  2,530
                                                                                                       ==========     ========
          Income taxes, net                                                                            $      231     $    450
                                                                                                       ==========     ========



                                                                                                       (continued)


                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           (Amounts in thousands except share and per share amounts)
                                  (Unaudited)
                                  (continued)




Schedule of noncash financing activities:


Series H mandatorily redeemable preferred stock increased $428 for the six months ended December 31, 1996 and 1995, respectively, as a result of the accretion of the difference between the fair market value at issuance and the redemption value.

Series H mandatorily redeemable preferred stock increased $7,208 and $6,312 for the six months ended December 31, 1996 and 1995, respectively, as a result of declared dividends which increased the liquidation preference of the Series H preferred stock.

Long-term debt and obligations under capital leases increased by $10,053 and $9,016 for the six months ended December 31, 1996 and 1995, respectively, as a result of non-cash interest.

In connection with the disposition of certain assets by the Company, the Company reduced its long-term debt by approximately $1.2 million.


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

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)


NOTE 1 - ORGANIZATION


     Consolidated Hydro, Inc., (together with its consolidated subsidiaries, the "Company"), organized in July 1985, is principally engaged in the development, operation and management of hydroelectric power plants. As of December 31, 1996, and 1995, it had ownership interests in, leased and/or operated projects with a total operating capacity of approximately 343 and 377 megawatts ("MW"), respectively. In November 1995, the Company established a subsidiary for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities.


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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of December 31, 1996 and June 30, 1996 and the results of its operations and changes in its financial position for the six months ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the June 30, 1996 Audited Consolidated Financial Statements ("June 1996 Financials") and Notes thereto.

     Certain amounts have been reclassified in fiscal 1996 to conform with fiscal the 1997 presentation.


NOTE 3 - REFINANCING OF NON-RECOURSE PROJECT LOAN

     On October 30, 1996, the Company arranged to have a financial institution purchase a $13,759 non-recourse project term loan (the "Old Loan") relating to four of its existing hydroelectric projects for $5,000, including certain required reserves and closing costs of $500, (the "New Loan"). An additional $2,000 credit facility is also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of the Company was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company has recorded a $5,622 Extraordinary gain on early extinguishment of debt, net of certain transaction costs of approximately $224 and income tax of $3,414, on its Statement of Operations for the three months and six months ended December 31, 1996.

     The New Loan, which matures in the year 2008, accrues interest at a fixed rate of 10.17% per annum through October 29, 2003. Thereafter, through October 30, 2008, interest accrues on a quarterly basis, at a rate equal to the three year U.S. Treasury Note Rate plus 390 basis points. Principal and interest payments are to be made quarterly in arrears and mandatory prepayments, if required, are to be made annually. Costs associated with obtaining the New Loan have been capitalized and are included in Intangible assets, net on the Company's Balance Sheet as of December 31, 1996.

NOTE 4 - SALE OF CONSOLIDATED HYDRO MAINE, INC.

     On December 23, 1996, the Company through its wholly owned subsidiary, CHI Universal, Inc., a Delaware corporation ("CHI Universal"), sold Consolidated Hydro Maine, Inc., a Delaware corporation ("CHI Maine"), to Ridgewood Maine Hydro Partners, L.P., a Delaware limited partnership (the "Partnership"). CHI Maine owned and operated 15 hydroelectric projects located in the State of Maine with an aggregate capacity of 11.32 megawatts (the "Projects"). The sale was made pursuant to an Agreement of Merger dated as of July 1, 1996 (the "Merger Agreement"), by and among CHI Maine, CHI Universal, CHI Ridgewood Maine Hydro Corporation and the Partnership.

     On the Closing Date (as defined in the Merger Agreement), all of the issued and outstanding capital stock of CHI Maine was sold to the Partnership for cash. The total sales price aggregated approximately $12.9 million, and the Partnership assumed a long-term lease obligation of approximately $1.2 million related to one of the Projects.

     Under a separate agreement with the Partnership, the Company will continue to operate and maintain the Projects and provide certain administrative services to the Partnership for an initial period of up to 15 years.

     The following unaudited pro forma financial information for the six months ended December 31, 1996 and 1995 has been prepared assuming the disposition of CHI Maine occurred at the beginning of the periods presented.

                                        (Unaudited)
                                 Six Months Ended December 31,
                                     1996               1995
                                     ----               ----
                                 (Pro forma)         (Pro forma)

Operating Revenues               $    24,184         $   19,851
                                   =========          =========

Net loss                         $      (972)        $  (64,943)
                                   =========           ========

Net loss per common share        $    (10.51)       $    (59.90)
                                   =========            ========

Weighted average number of
  common shares                    1,285,762          1,278,698
                                   =========          =========



NOTE 5 - WORKING CAPITAL FACILITY AMENDMENT


     In October 1993, one of the Company's former senior lenders, Den norske Bank AS ("DnB"), provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. On December 3, 1996, the Company amended the DnB Facility (the "Amendment") which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $6.0 million at September 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $3.1 million in accordance with the terms of the Amendment.

NOTE 6 - ADOPTION OF SFAS 121

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

     In fiscal 1996, in light of the Company's planned sale of certain of its conventional hydroelectric projects, recent industry trends (including the continued decline in electricity prices and other factors stemming from the deregulation of the electric power industry), the timing of the expiration of the fixed rate period of some of its long-term power sales contracts and other indications of a decline in the fair value of certain of its conventional hydroelectric projects, the Company determined, pursuant to SFAS 121, that certain of these projects (including properties which are not included among those to be sold) were impaired pursuant to the criteria established under SFAS
121. The Company also determined that due to the factors noted above, as well as its current financial position, it is highly unlikely that the Company will successfully develop its pumped storage projects. See Note 4 to the June 1996 Financials.

     The carrying value of the CHI Maine assets has been adjusted upward by $0.4 million to reflect adjustments to the sales price of the assets. This adjustment has been included in (Adjustment)/charge for impairment of long-lived assets on the Statement of Operations for the three and six months ended December 31, 1996.

     In conjunction with the adoption of SFAS 121, during the third quarter of fiscal 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the net loss, net of tax benefit, by approximately $0.3 million (.23(cent) per share) for the three months ended December 31, 1996.


NOTE 7 - FINANCIAL ADVISOR


     In December 1996, the Company retained Houlihan Lokey Howard & Zukin, Inc., a specialty investment banking firm, to provide financial advisory services to the Company in connection with the formulation and potential implementation of financial restructuring options for the Company.


NOTE 8 - SUBSEQUENT EVENT


     ISSUANCE OF SERIES F PREFERRED AND SERIES G PREFERRED

     On January 31, 1997, the Company issued 1,279 shares each of its 8% senior convertible voting preferred stock ("Series F Preferred") and its 9.85% junior convertible voting preferred stock ("Series G Preferred") to Ms. Carol H. Cunningham in exchange for shares of Summit Energy Storage Inc. common stock (or vested options therefor) owned by Ms. Cunningham. The financial statement impact of this exchange is not material.

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

     The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. On December 31, 1996, the Company had a 100% ownership or long-term lease interest in 52 projects (141 megawatts) including 5 projects under contract for sale, a partial ownership interest in 14 projects (86 megawatts), and operations and maintenance ("O&M") contracts with 25 projects (116 megawatts).

     CHI sells substantially all of the electric energy and capacity from its U.S. projects to public utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

     The Company has begun to seek opportunities to provide energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, would permit the Company to move away from relying exclusively on hydropower ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described below in which the Company currently believes that acquisition and development opportunities are increasingly limited, particularly with regard to hydroelectric facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. See "-- Liquidity and Capital Resources."

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

Equity Income In Partnership Interests and Other Partnership Income

     In accordance with generally accepted accounting principles, certain of the Company's partnership interests are accounted for under the equity and the cost methods of accounting. Fluctuations in equity income and other partnership income are generally attributable to variations in results of operations and timing of cash distributions of certain partnerships.

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

     This information should be read in conjunction with the June 30, 1996 Audited Consolidated Financial Statements ("June 1996 Financials") and related Notes thereto.



Power Producing Facilities



                                     As of                           As of                        As of
                                 December 31, 1996               June 30, 1996             December 31, 1995
                                MWs     #Projects              MWs     #Projects           MWs      #Projects

Northeast:
100% Ownership (1)             90.88(4)(5)   29(4)(5)         102.20       44             102.20        44
Partial Ownership (2)          52.37          8                52.37        8              52.37         8
O&M Contracts (3)              92.16(4)      19(4)             80.14        3              80.14         3
                            ---------      ----             ---------    ----           ---------     ----
Total                         235.41         56               234.71       55             234.71        55
                               ======       ===               ======      ===             ======       ===
Southeast:
100% Ownership (1)             27.42         13                27.42       13              27.42        13
Partial Ownership (2)           --          --                  --         --               --          --
O&M Contracts (3)               --          --                  --         --               --          --
                            ---------      ----             ---------    ----           ---------     ----
Total                          27.42         13                27.42       13              27.42        13
                               ======       ===               ======      ===             ======       ===
West:
100% Ownership (1)              1.35          1                 1.35        1               1.35         1
Partial Ownership (2)           8.33          4                 8.33        4               8.33         4
O&M Contracts (3)              19.48          5                19.48        5              51.98         6
                            ----------     ----             ---------    ----           ---------     ----
Total                          29.16         10                29.16       10              61.66        11
                               ======       ===               ======      ===             ======       ===
Northwest:
100% Ownership (1)             21.72          9                21.72        9              21.72         9
Partial Ownership (2)          24.96          2                24.96        2              24.96         2
O&M Contracts (3)               4.34          1                 6.09        2               6.09         2
                            ----------     ----             ---------    ----           ---------     ----
Total                          51.02         12                52.77       13              52.77        13
                               ======       ===               ======      ===             ======       ===
Total:
100% Ownership (1)            141.37(4)(5)   52(4)(5)         152.69       67             152.69        67
Partial Ownership (2)          85.66         14                85.66       14              85.66        14
O&M Contracts (3)             115.98(4)      25(4)            105.71       10             138.21        11
                            ----------     ----             ----------- ----            -----------  ----
Total                         343.01         91               344.06       91             376.56        92
                               ======       ===               ======      ===             ======       ===
------------

(1)  Defined as projects in which the Company has 100% of the economic interest.

(2) Defined as projects in which the Company's economic interest is less than 100%.

(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.

(4) Reflects the sale of 15 projects (11.32 megawatts) on December 23, 1996, and the addition of those same projects as O&M Contracts.

(5) Includes 5 projects (5.43 megawatts) with respect to which the Company has reached an agreement to sell, subject to certain conditions.



Selected Operating Information:
                                               Quarter Ended December 31,                   Six Months Ended December 31,
                                                 1996             1995                   1996                   1995
                                              -----------     -------------           ---------------      ---------------

Power generation revenues  (thousands)        $                 $ 12,355               $  22,126             $ 17,718
(1)                                              13,271
Kilowatt  hours  produced  (thousands)          166,323           160,088                291,520              240,684
(1)
Average rate per kilowatt hour (1)               8.0(cent)      7.7(cent)               7.6(cent)            7.4(cent)

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


Water Flow by Region (1)
                                      Quarter Ended December 31,                Six Months Ended December 31,
                                    1996                   1995                   1996                    1995
                             -------------------    -------------------    --------------------     -----------------

    Northeast                  Above Average          Above Average           Above Average             Average
    Southeast                     Average             Above Average              Average             Above Average
    West                       Below Average          Below Average           Below Average          Below Average
    Northwest                  Above Average          Below Average           Above Average          Below Average

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

Power Generation Revenues (1)

                                                  Fiscal 1997              Fiscal 1996
                                             ---------------------    -----------------------

                                                 $          %              $           %
             First Fiscal Quarter           $    8,855     40.0       $     5,363     10.8
                                            (2)
             Second Fiscal Quarter              13,271     60.0           12,355       24.8
                                                  (2)
             Third Fiscal Quarter                                         15,744        31.6
             Fourth Fiscal Quarter                                        16,299        32.8
                                             ----------    --------     ------------  ---------
             Total                          $ 22,126        100.0       $49,761(2)   100.0
                                              ======     =====          =======     =====

-----------------

(1)  Limited to projects included in consolidated revenues.

(2) Includes business interruption revenue of $175, $234 and $840 representing claims for lost generation recoverable from an insurance company for the three months ended September 30, 1996 and December 31, 1996, and the fiscal year ended June 30, 1996, respectively, $1,129 of which has been recovered.

Kilowatt Hours Produced (1)
                                   Fiscal 1997              Fiscal 1996
                                -----------------       ---------------------
                                   kWh        %            kWh        %
 First Fiscal Quarter           125,197(2)   42.9          80,596       12.4
 Second Fiscal Quarter          166,323(2)   57.1         160,088       24.7
 Third Fiscal Quarter                                     195,540       30.3
 Fourth Fiscal Quarter                                    211,440       32.6
                                ----------- -----         -------      -----
 Total                          291,520     100.0         647,664(2)   100.0
                                =======     =====         =======      =====
-------------

(1)  Limited to projects included in consolidated revenues.

(2) Includes the production equivalent of 2,682 kWh, 3,300 kWh and 15,335 kWh of the business interruption revenue recoverable as a result of insurance claims for the three months ended September 30, 1996 and December 31, 1996, and for the fiscal year ended June 30, 1996, respectively.

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue increased by $0.9 million (7.3%), from $12.4 million to $13.3 million for the three months ended December 31, 1995 and 1996, respectively.

     The Northeast region experienced increased revenues of $0.9 million, due to well above average water flows and precipitation for the three months ended December 31, 1996 as compared to slightly above average water flows and precipitation for the three months ended December 31, 1995.

     The Southeast region experienced a decrease in revenues of $0.2 million, primarily due to average water flows and precipitation for the three months ended December 31, 1996 as compared to above average water flows and precipitation for the three months ended December 31, 1995.

     The West and Northwest regions (combined) experienced increased revenues of $0.2 million, primarily as a result of above average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions, for the three months ended December 31, 1996 as compared to below average water flows and precipitation in the Northwest region for the three months ended December 31, 1995.

     The Company as a whole experienced increased revenue per kilowatt hour of 0.3(cent) (3.9%), from 7.7(cent) to 8.0(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and O&M contract revenue remained relatively constant, increasing by $0.1 million, from $1.1 million to $1.2 million for the three months ended December 31, 1995 and 1996, respectively.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income remained relatively constant at $0.3 million for the three months ended December 31, 1995 and 1996, respectively.


Costs and Expenses

     Operating Expenses. Operating expenses decreased $0.2 million (4.9%), from $4.1 million to $3.9 million for the three months ended December 31, 1995 and 1996, respectively. The decrease was primarily due to: (i) a decrease in salaries and benefits resulting from a reduction in staff; and (ii) a decrease in maintenance and supplies, resulting from a decision to defer certain maintenance in order to maximize revenue associated with high overall water flows during the three months ended December 31, 1996 partially offset by an increase in insurance premiums and other operating costs.

     General and Administrative Expenses. General and administrative expenses increased by $0.6 million (50.0%), from $1.2 million to $1.8 million for the three months ended December 31, 1995 and 1996, respectively. The increase was primarily due to (i) an increase in business development costs and general and administrative salaries related to CHI Power, Inc.; (ii) the effect of expensing pumped storage business development costs for the three months ended December 31, 1996 that had previously been capitalized during the three months ended December 31, 1995; and (iii) costs associated with the formulation of financial restructuring options for the Company, partially offset by a general decrease in conventional hydroelectric business development costs.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million (15.4%), from $2.6 million to $2.2 million for the three months ended December 31, 1995 and 1996, respectively. The decrease was primarily due to a write-down of impaired assets in fiscal 1996 as a result of the implementation of SFAS 121 and the cessation of depreciation expense taken on assets disposed of and to be disposed of for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995.

Interest Expense

     Interest expense increased by $1.1 million (17.7%), from $6.2 million to $7.3 million for the three months ended December 31, 1995 and 1996, respectively. The increase was primarily due to the increasing principal balance of the Company's 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") which resulted in a corresponding increase in interest expense and the effect of expensing interest for the three months ended December 31, 1996, that had previously been capitalized during the three months ended December 31, 1995.

SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

     The Company implemented SFAS 121 during the three months ended December 31, 1995 and, as a result, an impairment charge of $83.4 million had been recorded as a component of the Company's loss from operations. Included in the impairment charge was an amount related to certain assets to be disposed of. The carrying value of those assets has been adjusted upward by $0.4 million to reflect adjustments to the sales price of the assets. This adjustment has been included in (Adjustment)/charge for impairment of long-lived assets on the Statement of Operations for the three and six months ended December 31, 1996.

Minority Interests in Loss of Consolidated Subsidiaries

     The Company recognized a benefit of approximately $2.1 million for the three months ended December 31, 1995 resulting from the recognition of minority shareholders' interest in the loss of certain consolidated subsidiaries related to the write-down of pumped storage business development assets in accordance with SFAS 121 which reduced the value of minority interests recorded by the Company to zero.

Benefit for Income Taxes

     The Company recognized deferred benefits for income taxes (excluding current provisions) of $1.7 million and $7.9 million for the three months ended December 31, 1996 and 1995, respectively. For the fiscal 1997 period, the deferred benefit for income tax relates to certain factors, principally due to an increase in the amount of net operating losses ("NOL") expected to be utilized during the NOL carryforward period. For the fiscal 1996 period, the deferred tax benefit related to the write-down of certain long-lived assets in accordance with SFAS 121.

Extraordinary Gain on Early Extinguishment of Debt

     On October 30, 1996, the Company arranged to have a financial institution purchase a $13,759 non-recourse project term loan (the "Old Loan") relating to four of its existing hydroelectric projects for $5,000, including certain required reserves and closing costs of $500, (the "New Loan"). An additional $2,000 credit facility is also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of the Company was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company has recorded a $5,622 Extraordinary gain on early extinguishment of debt, net of certain transaction costs of approximately $224 and income tax of $3,414, on its Statement of Operations for the three months and six months ended December 31, 1996.

Six Months  Ended  December 31, 1996  compared to Six Months Ended  December 31,
1995

Operating Revenues


     Power Generation Revenue. The Company's power generation revenue increased by $4.4 million (24.9%), from $17.7 million to $22.1 million for the six months ended December 31, 1995 and 1996, respectively.

     The Northeast region experienced increased revenues of $4.0 million due to above average water flows and precipitation for the six months ended December 31, 1996 as compared to average water flows and precipitation for the six months ended December 31, 1995.

     The Southeast region revenues remained constant for the six months ended December 31, 1995 as compared to the six months ended December 31, 1996.

     The West and Northwest regions (combined) experienced increased revenues of $0.4 million primarily as a result of above average water flows and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions, for the six months ended December 31, 1996 as compared to below average water flows and precipitation in the Northwest region for the six months ended December 31, 1995.

     The Company as a whole experienced increased revenue per kilowatt hour of 0.2(cent) (2.7%), from 7.4(cent) to 7.6(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

     Management Fee and Operations & Maintenance Revenues. Management fees and O&M contract revenue remained relatively constant increasing by $0.2 million, from $2.5 million to $2.7 million for the six months ended December 31, 1995 and 1996, respectively.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased $0.3 million (300.0%), from $0.1 million to $0.4 million for the six months ended December 31, 1995 and 1996, respectively. The increase is primarily due to above average water flows and precipitation for the three months September 30, 1996 as compared to the three months ended September 30, 1995 related to partnership interests in the Northeast region.

Costs and Expenses

     Operating Expenses. Operating expenses increased $0.1 million (1.1%), from $8.8 million to $8.9 million for the six months ended December 31, 1995 and 1996, respectively. The increase was primarily due to an increase in insurance premiums and other operating costs; offset by (i) a decrease in salaries and benefits resulting from a reduction in staff; and (ii) a decrease in maintenance and supplies, resulting from a decision to defer certain maintenance in order to maximize revenue associated with high overall water flows during the six months ended December 31, 1996.


     General and Administrative Expenses. General and administrative expenses increased $1.1 million (55.0%) from $2.0 million to $3.1 million for the six months ended December 31, 1995 and 1996, respectively, primarily due to (i) an increase in business development costs and general and administrative salaries related to CHI Power, Inc.; (ii) a reimbursement received during the three months ended September 30, 1995 from a partner for current and previous international hydroelectric business development costs; (iii) costs associated with the formulation of financial restructuring options for the Company; (iv) a credit recorded by the Company representing current cash surrender value of one of its former officer's life insurance policies recorded during the three months ended September 30, 1995; and (v) the effect of expensing pumped storage business development costs for the six months ended December 31, 1996, that had previously been capitalized during the six months ended December 31, 1995, partially offset by a general decrease in conventional hydroelectric business development costs.

Interest Expense

     Interest expense increased by $2.2 million (17.6%), from $12.5 million to $14.7 million for the six months ended December 31, 1995 and 1996, respectively. The increase is primarily due to the increasing principal balance of the Senior Discount Notes which resulted in a corresponding increase in interest expense and the effect of expensing interest for the six months ended December 31, 1996, that had previously been capitalized during the six months ended December 31, 1995.

Liquidity and Capital Resources

     As more fully described in the December 31, 1996 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                   Six Months ended
                                    December 31, 1996        December 31, 1995
                                   ---------------------    --------------------
                                            (amounts in thousands)
 Cash provided by/(used in):
     Operating activities           $      3,607             $       1,320
     Investing activities                  7,716                    (3,688)
     Financing activities                 (3,486)                   (1,886)
                                   -------------                ---------------
 Net increase/(decrease) in cash    $      7,837             $      (4,254)
                                        ========                  =========

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

     For the six months ended December 31, 1996, the cash flow provided by operating activities was principally the result of the $0.5 million net loss for such period, coupled with $10.3 million of non-cash interest and other charges, $4.3 million of depreciation and amortization and a $0.1 million decrease in prepaid expenses and other current assets, offset by a $5.6 million gain on early extinguishment of debt, a $1.7 million deferred tax benefit, a $1.9 million decrease in accounts payable and accrued expenses, a $1.2 million increase in accounts receivable and $0.4 million from an adjustment to a non-cash charge for impairment of long-lived assets. The cash flow provided by investing activities was primarily attributable to $11.7 million of net cash proceeds received from the sale of the CHI Maine assets, offset by $2.4 million of investments in upgrading existing conventional projects, $0.8 million for the continued development of a new conventional hydroelectric project and a $0.9 million increase in other long term assets during fiscal 1997. The cash flow used in financing activities was primarily due to the repayment of $3.2 million of project debt.

     Cash provided by operating activities increased by $2.3 million for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. The increase resulted from a $3.3 million increase in income before depreciation and amortization, non-cash interest and other charges, employee and director equity programs, non-cash adjustment for impairment of long-lived assets, gain on early extinguishment of debt and provision for uncollectible accounts, offset by a $1.0 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

     For the six months ended December 31, 1995, the cash flow provided by operating activities was principally the result of the $84.3 million net loss for such period, adjusted for an $83.4 million non-cash charge for impairment of long-lived assets, and benefits of $7.9 million and $2.1 million for deferred tax and minority shareholders' interest in loss of consolidated subsidiaries, respectively, resulting from such impairment charge, $0.8 million decrease in accounts payable and accrued expenses, and a $1.3 million increase in accounts receivable, offset by $5.5 million of depreciation and amortization and $8.6 million for non-cash interest. The cash flow used in investing activities was primarily attributable to $1.6 million investment in upgrading existing conventional projects and $1.7 million investments in pumped storage and
conventional   development  during  fiscal  1996.  Of  the  pumped  storage  and conventional development expenditures, approximately $1.2 million was attributable to capitalized interest costs, and $0.5 million was attributable to the funding of committed development capital for the Summit and River Mountain pumped storage projects. The cash flow used in financing activities was due primarily to repayment of $1.8 million of project debt.

     Cash provided by operating activities decreased by $2.6 million for the six months ended December 31, 1995 as compared to the six months ended December 31, 1994. The decrease resulted from a $1.4 increase in income before depreciation and amortization, non-cash interest, non-cash charge for impairment of long-lived assets, tax benefit resulting from a charge for impairment of long-lived assets, minority shareholders' interest in loss of consolidated subsidiaries and employee and director equity programs, offset by a $4.0 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

Summary of Indebtedness
                                              Principal Amount Outstanding as of
                                             December 31, 1996    June 30, 1996
                                            ------------------    -------------
                                                     (amounts in thousands)
 Company debt, excluding non-recourse debt
 of subsidiaries                                $  160,200          $  151,131
 Non-recourse debt of subsidiaries                 103,152             115,489
 Current portion of long-term debt                  (5,934)             (6,462)
                                              ------------        ------------

 Total long-term debt obligations               $  257,418          $  260,158
                                                   =======             =======

     In October 1993, one of the Company's former senior lenders, Den norske Bank AS ("DnB"), provided the Company with a $20 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. The DnB Facility is pari passu with the Senior Discount Notes. Under certain limited circumstances, pursuant to the terms of the agreement, DnB has the right, upon notice to the Company, to limit any further borrowings under the DnB Facility and require the Company to repay any and all outstanding indebtedness thereunder within one year from the date DnB provides such notice to the Company.


     On December 3, 1996, the Company amended the DnB Facility (the "Amendment") which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $6.0 million at September 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $3.1 million in accordance with the terms of the Amendment. The Company does not currently expect that it will require a revolving credit facility for additional working capital during fiscal 1997.


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

     Nevertheless, the performance of the Company in the future will be affected by a number of factors, in addition to the structural changes to the electric power industry described above. First, the Company competes for hydroelectric and industrial energy projects with a broad range of electric power producers including other independent power producers of various sizes and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives. Opportunities to acquire or develop power generation assets on favorable economic terms in such an environment are increasingly limited, particularly with regard to hydroelectric facilities. Second, the Company is highly leveraged and its debt service obligations, the cash portion of which commence in January 1999, along with its preferred stock obligations, the cash portion of which commence in September 1998, make it difficult to source capital on favorable terms that would allow the Company to successfully pursue significant acquisition and development opportunities. Such leverage and debt service obligations also make it difficult to establish the creditworthiness necessary to develop the project and in several recent instances have adversely affected the Company's ability to obtain contracts to develop products and services for its industrial and utility customers.

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

     The Company expects that, through calendar 1998, it will generate sufficient cash flow from existing operations to meet its capital expenditure and working capital requirements. Commencing on September 30, 1998, however, cash dividends become payable on the Company's 13 1/2% Cumulative Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") and on January 15, 1999, cash interest becomes payable on the Company's Senior Discount Notes. In order to meet such obligations, the Company currently anticipates that it will have to rely on proceeds from asset sales, additional debt or equity offerings or other sources. However, the Company also currently anticipates that it may not be able to obtain the necessary additional debt or equity financing or sufficient proceeds from asset sales or other sources in order to satisfy such dividend and interest payment obligations on a timely basis as well as meet the Company's other obligations, including accrued and unpaid dividends since issuance under the 8% Senior Convertible Voting Preferred Stock and its capital expenditure and working capital requirements at such time. As a result, it may be necessary to restructure the Company's debt and equity structure either before or at such time. In addition, the Company anticipates that it would need to obtain financing for the principal payments on its Senior Discount Notes at their maturity in 2003 and to redeem the Series H Preferred Stock at its 2003 redemption date. There can be no assurance that any such additional financing will be available to the Company.

     In December 1996, the Company retained Houlihan Lokey Howard & Zukin, Inc., a specialty investment banking firm, to provide financial advisory services to the Company in connection with the formulation and potential implementation of financial restructuring options for the Company.

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

     On December 3, 1996, the Company amended the DnB Facility (the "Amendment") which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $6.0 million at September 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $3.1 million in accordance with the terms of the Amendment.

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

     On October 30, 1996, the Company refinanced non-recourse project loans, aggregating $13.8 million with another financial institution for $5.0 million, including certain required reserves and closing costs of $0.5 million. As a result of this transaction, these loans are no longer in default.

Item 4.  Submission of Matters to a Vote of Security Holders

     NONE

Item 5.  Other Information

     NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

          3.1  Certificate of Amendment of Restated Certificate of Incorporation

          10.1 Amendment dated as of July 1, 1996 to the Revolving Credit Agreement between Consolidated Hydro, Inc. and Den norske Bank ASA

          10.2 First Amended and Restated Credit Agreement dated as of October 15, 1996 between Lyon Credit Corporation and BP Hydro Finance Partnership

          27.1 Financial Data Schedule


(b) Reports on Form 8-K

     NONE

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  February 13, 1997         CONSOLIDATED HYDRO, INC.


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