Form 10-Q
period 1997-03-31
CONSOLIDATED HYDRO INC
filed 1997-05-15
CIK 787618

=============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                _______________________NONE_____________________
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class A                        Outstanding as of May 12, 1997
 -------------------------------------------  ---------------------------------
       Common stock, $.001 par value                       1,285,762

                  Class B                        Outstanding as of May 12, 1997
 -------------------------------------------  ---------------------------------
       Common stock, $.001 par value                          NONE

===============================================================================

                                      INDEX

                                                                      Page No.

PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements.................................     2

                  Consolidated Statement of Operations for the three
                     months and nine months ended March 31, 1997 and
                     1996 (Unaudited)..................................     3

                  Consolidated Balance Sheet at March 31, 1997
                     and  June 30, 1996 (Unaudited)....................     4

                  Consolidated Statement of Stockholders' Deficit
                     for the nine months ended March 31, 1997
                     (Unaudited).......................................     5

                  Consolidated Statement of Cash Flows for the nine months
                     ended March 31, 1997 and 1996 (Unaudited).........   6-7

                  Notes to Consolidated Financial Statements
                     (Unaudited).......................................  8-11

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..... 12-22

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings....................................    23

     Item 2       Changes in Securities................................    23

     Item 3.      Default upon Senior Securities.......................    23

     Item 4.      Submission of Matters to a Vote of Security Holders..    23

     Item 5.      Other Information....................................    23

     Item 6.      Exhibits and Reports on Form 8-K.....................    23

     Signature                                                             24

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS










                            CONSOLIDATED HYDRO, INC.


                    CONSOLIDATED FINANCIAL REPORTING PACKAGE

                                 MARCH 31, 1997

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)




                                                                              Three Months Ended         Nine Months Ended
                                                                                  March 31,                  March 31,
                                                                             1 9 9 7     1 9 9 6        1 9 9 7     1 9 9 6

Operating revenues:
    Power generation revenue                                                $   15,078    $  15,744     $  37,204   $  33,462
    Management fees and operations & maintenance revenues                        1,457        1,298         4,149       3,775
    Equity income in partnership interests and other partnership income            241          176           637         311
                                                                            ----------    ---------     ---------   ---------
                                                                                16,776       17,218        41,990      37,548
                                                                            ----------    ---------     ---------   ---------
Costs and expenses:
    Operating                                                                    4,208        4,268        13,062      13,064
    General and administrative                                                   1,997        1,854         5,117       3,843
    Charge for employee and director equity participation programs                  25           46            75         221
    Depreciation and amortization                                                2,162        2,179         6,493       7,643
    Lease expense to a related party                                               801          910         2,596       2,618
    Lease expense to unrelated parties                                             655          725         1,725       1,875
    (Adjustment)/charge for impairment of long-lived assets                       (323)          --          (735)     83,359
                                                                            ----------    ---------     ---------   ---------
                                                                                 9,525        9,982        28,333     112,623
                                                                            ----------    ---------     ---------   ---------

       Income/(loss) from operations                                             7,251        7,236        13,657     (75,075)

Interest income                                                                    455          140         1,094         827
Other income                                                                       132          258           176         354
Interest expense on indebtedness to related parties                             (2,656)      (2,499)       (7,827)     (7,417)
Interest expense on indebtedness to unrelated parties                           (4,693)      (4,715)      (14,193)    (12,247)
Minority interests in loss of consolidated subsidiaries                             --           --            --       2,063
                                                                            ----------    ---------     ---------   ---------

          Income/(loss) before benefit/(provision) for income taxes and
            extraordinary item                                                     489          420        (7,093)    (91,495)

Benefit/(provision) for income taxes                                               142         (111)        1,602       7,474
                                                                            ----------    ---------     ---------   ---------
          Income/(loss) before extraordinary item                                  631          309        (5,491)    (84,021)

Extraordinary gain on early extinguishment of debt (net of income
   tax of $3,414)                                                                   --           --         5,622          --
                                                                            ----------    ---------     ---------   ---------
           Net income/(loss)                                                $      631    $     309     $     131   $ (84,021)
                                                                            ==========    =========     =========   =========


Net loss applicable to common stock:
    Net income/(loss)                                                       $      631    $     309     $     131   $ (84,021)
    Dividends declared on preferred stock                                       (3,788)      (3,317)      (10,996)     (9,629)
    Accretion of preferred stock                                                  (214)        (215)         (642)       (643)
    Undeclared dividends on cumulative preferred stock                          (2,703)      (2,454)       (7,612)     (7,363)
                                                                            ----------    ---------     ---------   ---------

                                                                            $   (6,074)   $  (5,677)    $ (19,119)  $(101,656)
                                                                            ==========    =========     =========   =========

Net loss per common share:
    Loss before extraordinary item                                          $    (4.72)   $   (4.42)    $  (19.24)  $  (79.41)
    Extraordinary item                                                              --           --          4.37         --
                                                                            ----------    ---------     ---------   ---------

                                                                            $    (4.72)   $   (4.42)    $  (14.87)  $  (79.41)
                                                                            ==========    =========     =========   =========


Weighted average number of common shares                                     1,285,762    1,282,968     1,285,762   1,280,111
                                                                            ==========    =========     =========   =========









                       The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)



                                                                                                     Mar. 31     June 30
                                                                                                     1 9 9 7     1 9 9 6
                                                                                                     -------     -------
                                         Assets

Current assets:
  Cash and cash equivalents unrestricted                                                         $      22,740   $  10,598
  Cash and cash equivalents restricted                                                                  11,117      13,236
  Accounts receivable, net                                                                               9,942       7,854
  Prepaid expenses and other current assets                                                              1,707       1,353
                                                                                                 -------------   ---------
      Total current assets                                                                              45,506      33,041

Property, plant and equipment, net                                                                     124,258     126,133

Facilities under development                                                                             2,544       1,217

Intangible assets, net                                                                                  48,541      50,746

Assets to be disposed of                                                                                 3,838      15,066

Investments and other long-term assets                                                                  20,280      18,454
                                                                                                 -------------   ---------
                                                                                                 $     244,967   $ 244,657
                                                                                                 =============   =========
                                         Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable and accrued expenses                                                          $       7,666   $  10,496
  Current portion of long-term debt payable to a related party                                           1,631       2,305
  Current portion of long-term debt and obligations under capital leases payable
    to unrelated parties                                                                                 4,393       4,157
                                                                                                 -------------   ---------
      Total current liabilities                                                                         13,690      16,958

Long-term debt payable to related parties                                                               93,505      87,406

Long-term debt and obligations under capital leases payable to unrelated parties                       172,354     172,752

Deferred credit, state income taxes and other long-term liabilities                                     35,235      37,564

Minority interests in consolidated subsidiaries                                                          ---         ---

Commitments                                                                                              ---         ---

Mandatorily redeemable preferred stock, $.01 par value, at redemption value of $1,000 per share, junior in liquidation preference to Series F Preferred Stock:
    Series H, 136,950 shares authorized, issued and outstanding ($116,008 and $105,012
    liquidation preference at March 31, 1997 and June 30, 1996, respectively)                          110,242      98,604
                                                                                                 -------------   ---------
          Total liabilities and mandatorily redeemable preferred stock                                 425,026     413,284
                                                                                                 -------------   ---------

Stockholders' deficit:
  Preferred stock, $.01 par value, at redemption value of $1,000 per share:
    Series F, 56,279 shares authorized, issued and outstanding ($56,279 liquidation preference)         49,356      49,356
    Series G, 56,279 shares authorized, issued and outstanding ($56,279 liquidation preference)         49,356      49,356
  Class A common stock, $.001 par value, 9,000,000 shares authorized, 4,576,925 unissued shares reserved, 1,834,235 shares issued and 1,285,762 shares outstanding at March 31, 1997 and
       June 30, 1996                                                                                         2           2
  Class B common stock, $.001 par value, 1,000,000 shares authorized, 246,510 unissued shares
       reserved, no shares issued and outstanding                                                         ---         ---
  Additional paid-in capital, including $5,966 related to warrants                                      13,497      13,497
  Accumulated deficit                                                                                 (270,934)   (259,427)
                                                                                                 -------------   ---------
                                                                                                      (158,723)   (147,216)

     Less: Deferred compensation                                                                          (275)       (350)
              Treasury stock (common: 548,473 shares), at cost                                         (21,061)    (21,061)
                                                                                                 -------------   ---------
        Total stockholders' deficit                                                                   (180,059)   (168,627)
                                                                                                 -------------   ---------
                                                                                                 $     244,967   $ 244,657
                                                                                                 =============   =========

                       The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE NINE MONTHS ENDED MARCH 31, 1997
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)




                                  Preferred Stock          Common Stock                               De-                  Total
                                  Number                Number             Additional              ferred                Stock-
                                of Shares   Reported   of Shares    Par    Paid-in   Accumulated   Compen-  Treasury    holders'
                               Outstanding   Amount   Outstanding   Value  Capital     Deficit     sation     Stock     Deficit
                               -----------   ------   -----------   -----  -------     -------     ------     -----     -------


Balance June 30, 1996             110,000   $ 98,712   1,285,762    $  2  $ 13,497  $(259,427)   $   (350)  (21,061)   (168,627)


Quarterly dividend of $25.88
  per share, mandatorily
  redeemable Series H Preferred -
  September 30, 1996                                                                   (3,544)                           (3,544)
Quarterly dividend of $26.75
  per share, mandatorily
  redeemable Series H Preferred -
  December 31, 1996                                                                    (3,664)                           (3,664)
Quarterly dividend of $27.66 per
  sharem mandatorily redeemable
  Series H Preferred - March 31,                                                       (3,788)                           (3,788)
  1997
Accretion of Series H Preferred                                                          (642)                             (642)
Recognition of employee compensation
  expense related to the issuance of
  common stock                                                                                         75                    75
Issuance of preferred stock          2,558
Net income                                                                                131                               131
                                  --------   --------  ---------    ----  --------  ---------    --------   -------    --------
Balance March 31, 1997             112,558   $ 98,712  1,285,762    $  2  $ 13,497  $(270,934)   $   (275)  (21,061)   (180,059)
                                  ========   ========  =========    ====  ========  =========    ========   =======    ========
























                                            The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                          1 9 9 7     1 9 9 6
                                                                                          -------     -------


  Cash flows from operating activities:

      Net income/(loss)                                                                  $      131   $ (84,021)

      Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
        Non-cash interest and other charges                                                  15,741      13,649
        Charge for employee and director equity participation programs                           75         221
        Non-cash (adjustment)/charge for impairment of long-lived assets                       (735)     83,359
        Benefit relating to deferred tax liabilities                                         (1,677)     (7,905)
        Extraordinary gain on early extinguishment of debt                                   (5,622)       ---
        Depreciation and amortization                                                         6,493       7,643
        Minority interest in loss of consolidated subsidiaries                                ---        (2,063)
        Adjustment to the provision for uncollectible accounts receivable                       (80)       ---
        Increase in accounts receivable                                                      (2,819)     (4,194)
        Increase in prepaid expenses and other current assets                                  (384)        (93)
        Decrease in accounts payable and accrued expenses                                    (2,534)     (2,587)
                                                                                         ----------    --------
            Net cash provided by operating activities                                         8,589       4,009
                                                                                         ----------    --------
  Cash flows from investing activities:

        Proceeds from disposition of assets                                                  12,063        ---
        Cost associated with disposition of assets                                              (61)       ---
        Cost of development expenditures                                                     (1,207)     (1,758)
        Decrease in long-term notes receivable                                                ---           116
        Increase in long-term notes receivable                                                ---           (58)
        Capital expenditures                                                                 (2,781)     (1,731)
        Increase in investments and other long-term assets                                   (1,898)       (312)
                                                                                         ----------    --------
             Net cash provided by/(used in) investing activities                              6,116      (3,743)
                                                                                         ----------    --------
  Cash flows from financing activities:

        Payment of refinancing costs                                                           (310)      ---
        Long-term borrowings from unrelated parties                                             140         101
        Payments to a related party on long-term borrowings                                  (1,319)       (269)
        Payments to unrelated parties on long-term borrowings                                (3,173)     (2,857)
        Decrease in other long-term liabilities                                                 (20)        (35)
                                                                                         ----------     -------
            Net cash used in financing activities                                            (4,682)     (3,060)
                                                                                         ----------     -------

  Net increase/(decrease) in cash and cash equivalents                                       10,023      (2,794)
  Cash and cash equivalents, at beginning of period                                          23,834      16,682
                                                                                         ----------     -------
  Cash and cash equivalents, at end of period                                            $   33,857     $13,888
                                                                                         ==========     =======


Supplemental disclosures of cash flow information:

  Cash paid during the period for:

      Interest paid to related party                                                     $    3,423     $ 2,720
                                                                                         ==========     =======
      Interest paid to unrelated parties                                                 $    3,742     $ 4,635
                                                                                         ==========     =======
      Income taxes, net                                                                  $      304     $   506
                                                                                         ==========     =======

                                   (continued)

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)




Schedule of noncash financing activities:


     Series H mandatorily redeemable preferred stock increased $642 and $643 for the nine months ended March 31, 1997 and 1996, respectively, as a result of the accretion of the difference between the fair market value at issuance and the redemption value.

     Series H mandatorily redeemable preferred stock increased $10,996 and $9,629 for the nine months ended March 31, 1997 and 1996, respectively, as a result of declared dividends which increased the liquidation preference of the Series H preferred stock.

     Long-term debt and obligations under capital leases increased by $19,666 and $17,571 for the nine months ended March 31, 1997 and 1996, respectively, as a result of non-cash interest.

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

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)



NOTE 1 - ORGANIZATION

     Consolidated Hydro, Inc. (together with its consolidated subsidiaries, the "Company"), organized in July 1985, is principally engaged in the development, operation and management of hydroelectric power plants. As of March 31, 1997 and 1996, it had ownership interests in, leased and/or operated projects with a total operating capacity of approximately 343 and 344 megawatts ("MW"), respectively. In November 1995, the Company established a subsidiary for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities.


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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1997 and June 30, 1996 and the results of its operations and changes in its financial position for the nine months ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the June 30, 1996 Audited Consolidated Financial Statements ("June 1996 Financials") and Notes thereto.

     Certain amounts have been reclassified in fiscal 1996 to conform with fiscal 1997 presentation.

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)



NOTE 3 - SALE OF CONSOLIDATED HYDRO MAINE, INC.

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

     On the Closing Date (as defined in the Merger Agreement), all of the issued and outstanding capital stock of CHI Maine was sold to the Partnership for cash. After final adjustments, the total sale price aggregated approximately $12.9 million and the Partnership assumed a long term lease obligation of approximately $1.2 million related to one of the Projects. During the three months ended March 31, 1997, an adjustment to the impairment charge of $0.3 million was recorded.

    The following unaudited pro forma financial information for the nine months ended March 31, 1997 and 1996 has been prepared assuming the disposition of CHI Maine occurred at the beginning of the periods presented.

                                                       (Unaudited)
                                                Nine Months Ended March 31,
                                                  1997               1996
                                                  ----               ----
                                              (Pro forma)         (Pro forma)

 Operating Revenues                            $   41,206         $   35,591
                                                  =======            =======

 Net loss                                      $     (505)        $  (66,092)
                                                  =======           ========

 Net loss per common share                     $  (15.36)         $   (65.41)
                                                  =======            =======

 Weighted average number of common shares       1,285,762          1,280,111
                                                 ========           ========

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)


NOTE 4 - ADOPTION OF SFAS 121

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

     The carrying value of the CHI Maine assets has been adjusted upward by $0.3 million for the three months ended March 31, 1997 and $0.7 million for the nine months ended March 31, 1997 to reflect adjustments to the final sale price of the assets. This adjustment has been included in (Adjustment)/charge for impairment of long-lived assets on the Statement of Operations.

     As a result of the factors noted above, the Company recorded an impairment charge of $3.8 million in June 1996, attributable to an other than temporary decline in the value of certain investments in partnerships which own hydroelectric facilities. As of January 1, 1997 these partnerships were dissolved and all of their assets transferred to a 100% owned subsidiary of the Company. The transfer was accounted for in accordance with the purchase accounting method.

     In conjunction with the adoption of SFAS 121, during the third quarter of fiscal 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the net loss, net of tax benefit, by approximately $0.5 million (39(cent) per share) for the nine months ended March 31, 1997.


NOTE 5 - POSSIBLE RESTRUCTURING

     On March 20, 1997, the Company, at a meeting with certain holders (the "Bondholders") of the Company's 12% Senior Discount Notes, announced an outline for its current business strategy and made a proposal to restructure its outstanding debt and equity. Subsequently, the Bondholders formed a committee to discuss a possible restructuring with the Company. Such discussions are ongoing. The Bondholders' committee has retained legal counsel, and the Company has agreed to pay the fees and expenses of such counsel.


NOTE 6 - ISSUANCE OF SERIES F PREFERRED AND SERIES G PREFERRED

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

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)


NOTE 7 - INDUSTRY MATTERS

     During the three months ended March 31, 1997, Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company, announced that it had reached preliminary agreements to restructure power purchase agreements with 19 independent power producers. Neither the Company nor any of its subsidiaries participated in those negotiations. The impact of the announced settlements on the Company, if any, is unknown at this time.


NOTE 8 - SALE OF EQUITY INTERESTS

     As previously reported, in August 1996, the Company reached a preliminary agreement with Carol Cunningham, a former executive with the Company, to sell certain of its pumped storage entities to Mrs. Cunningham. During the three months ended March 31, 1997, the Company determined that it was unable to conclude the proposed transaction with Mrs. Cunningham.


NOTE 9 - SUBSEQUENT EVENTS


STAR LAKE HYDRO PROJECT

     On April 25, 1997, an affiliate of the Company and its joint venture partner closed the construction and term financing on the 15 MW Star Lake hydro project in Newfoundland, Canada and have commenced construction of the project, which is expected to commence commercial operation in the fall of 1998.

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

     The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. On March 31, 1997, the Company had a 100% ownership or long-term lease interests in 55 projects (145 megawatts) including 5 projects (5 megawatts) held for sale, a partial ownership interest in 11 projects (82 megawatts), and operations and maintenance ("O&M") contracts with 25 projects (116 megawatts).

     On December 23, 1996, the Company disposed of 15 of its 100% owned hydroelectric facilities ("CHI Maine"), located in the Northeast region. In connection with the disposition, the Company executed an O&M contract to operate and maintain the facilities for an initial period of up to 15 years. See Note 3 to the Consolidated Financial Statements included herewith.

     CHI sells substantially all of the electric energy and capacity from its U.S. projects to public utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

     In fiscal 1996, the Company wrote down the carrying values of its pumped storage development assets, certain investments in partnerships which own hydroelectric facilities and certain of its conventional hydroelectric assets to $0.1 million, $0.8 million and $26.0 million, respectively. See Note 4 to the June 1996 Financials (as defined below). The Company has determined that it is highly unlikely that the Company will successfully develop its pumped storage projects.

     Also in fiscal 1996 the Company began to seek opportunities to provide energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, would permit the Company to move away from relying exclusively on hydropower ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described below in which the Company currently believes that acquisition and development opportunities are increasingly limited, particularly with regard to hydroelectric facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. See "-- Liquidity and Capital Resources."

Power Generation Revenue

     The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 30 years. Fluctuations in revenues and related cash flows are generally attributable to changing projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

Power Producing Facilities



                                     As of                           As of                        As of
                                  March 31, 1997                 June 30, 1996               March 31, 1996
                                MWs     #Projects              MWs     #Projects           MWs      #Projects

Northeast:
100% Ownership (1)             90.88(4)(5)  29(4)(5)          102.20       44             102.20         44
Partial Ownership (2)          52.37         8                 52.37        8              52.37          8
O&M Contracts (3)              92.16(4)     19(4)              80.14        3              80.14          3
                              ------      ----                ------      ---             ------        ---
Total                         235.41        56                234.71       55             234.71         55
                              ======       ===                ======      ===             ======        ===
Southeast:
100% Ownership (1)             27.42        13                 27.42       13              27.42         13
Partial Ownership (2)           --          --                  --         --               --          --
O&M Contracts (3)               --          --                  --         --               --          --
                              ------       ---                ------      ---              -----        ---
Total                          27.42        13                 27.42       13              27.42         13
                              ======       ===                ======      ===              =====        ===
West:
100% Ownership (1)              5.48         4                  1.35        1               1.35          1
Partial Ownership (2)           4.20         1                  8.33        4               8.33          4
O&M Contracts (3)              19.48         5                 19.48        5              19.48          5
                              ------       ---                ------      ---              -----        ---
Total                          29.16        10                 29.16       10              29.16         10
                              ======       ===                ======      ===              =====        ===
Northwest:
100% Ownership (1)             21.72         9                 21.72        9              21.72          9
Partial Ownership (2)          24.96         2                 24.96        2              24.96          2
O&M Contracts (3)               4.34         1                  6.09        2               6.09          2
                              ------       ---                ------      ---              -----        ---
Total                          51.02        12                 52.77       13              52.77         13
                              ======       ===                ======      ===              =====        ===
Total:
100% Ownership (1)            145.50(4)(5)  55(4)(5)          152.69       67             152.69         67
Partial Ownership (2)          81.53        11                 85.66       14              85.66         14
O&M Contracts (3)             115.98(4)     25(4)             105.71       10             105.71         10
                              ------       ---                ------      ---             ------        ---
Total                         343.01        91                344.06       91             344.06         91
                              ======       ===                ======      ===             ======        ===

------------

(1)  Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the sale of 15 projects (11.32 megawatts) on December 23, 1996, and the addition of those same projects as O&M Contracts.
(5)  Includes 5 projects (5.43 megawatts) held for sale.

Selected Operating Information:

                                                     Quarter Ended March 31,                Nine Months Ended March 31,
                                                 1997             1996                     1997               1996
                                              -----------     -------------           ---------------      ---------------

Power generation revenues (thousands)(1)         $ 15,078        $   15,744               $ 37,204            $   33,462
Kilowatt hours produced (thousands)(1)            193,576           195,540                485,096               436,224
Average rate per kilowatt hour(1)                     7.8(cent)          8.1(cent)(2)          7.7(cent)
7.7(cent)(3)

---------

(1)  Limited to projects included in consolidated revenues.

(2) Excluding the fiscal 1996 results of the CHI Maine projects, the average rate per kilowatt hour was 7.9(cent)for the three months ended March 31, 1996.

(3) Excluding the fiscal 1996 results of the CHI Maine projects, the average rate per kilowatt hour was 7.6(cent)for the nine months ended March 31, 1996.

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

Water Flow by Region (1)

                                             Quarter Ended March 31,                       Nine Months Ended March
                                                                                            31,
                                    1997                   1996                   1997                    1996
                             -------------------    -------------------    --------------------     -----------------

    Northeast                  Above Average          Above Average           Above Average          Above Average
    Southeast                     Average             Above Average              Average             Above Average
    West                       Above Average          Below Average           Below Average          Below Average
    Northwest                  Above Average          Above Average           Above Average          Above Average

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

Power Generation Revenues (1)

                                     Fiscal 1997               Fiscal 1996
                                ---------------------     ---------------------
                                   $          %               $            %
 First Fiscal Quarter          $ 8,855(2)    23.8          $   5,363      10.8
 Second Fiscal Quarter          13,271(2)    35.7             12,355      24.8
 Third Fiscal Quarter           15,078(2)    40.5             15,744(3)   31.6
 Fourth Fiscal Quarter                                        16,299      32.8
                               -------       ----          ---------      ----
 Total                         $37,204      100.0          $  49,761(2)  100.0

                               =======      =====          =========     =====

-----------------

 (1) Limited to projects included in consolidated revenues.

 (2) Includes business interruption revenue of $840, $175, $234 and $195 representing claims for lost generation recoverable from an insurance company for the fiscal year ended June 30, 1996, and the three months ended September 30, 1996, December 31, 1996 and March 31, 1997, respectively, $1,129 of which has been recovered as of March 31, 1997.

(3) Includes $1,763 of power generation revenue from the CHI Maine projects, which were sold on December 23, 1996.


Kilowatt Hours Produced (1)

                                        Fiscal 1997             Fiscal 1996
                                  -------------------    ----------------------
                                   kWh          %              kWh          %

 First Fiscal Quarter            125,197(2)    25.8            80,596      12.4
 Second Fiscal Quarter           166,323(2)    34.3          160,088       24.7
 Third Fiscal Quarter            193,576(2)    39.9          195,540(3)    30.3
 Fourth Fiscal Quarter                                       211,440       32.6
                                 -------      -----          -------      -----
 Total                           485,096      100.0          647,664(2)   100.0
                                 =======      =====          =======      =====

-------------

(1)  Limited to projects included in consolidated revenues.

(2) Includes the production equivalent of 15,335 kWh, 2,682 kWh, 3,300 kWh and 3,429 kWh of the business interruption revenue recoverable as a result of insurance claims for the fiscal year ended June 30, 1996 and the three months ended September 30, 1996, December 31, 1996 and March 31, 1997, respectively.

(3) Includes 19,310 kWh's from the CHI Maine projects, which were sold on December 23, 1996.


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue decreased by $0.6 million (3.8%), from $15.7 million to $15.1 million for the three months ended March 31, 1996 and 1997, respectively. Excluding the fiscal 1996 results of CHI Maine, sold on December 23, 1996, power generation revenue increased by $1.1 million (7.9%), from $14.0 million to $15.1 million for the three months ended March 31, 1996 and 1997, respectively.

     The Northeast region experienced increased revenues of $0.8 million, due to well above average water flows and precipitation for the three months ended March 31, 1997 as compared to slightly above average water flows and precipitation for the three months ended March 31, 1996.

     The Southeast region experienced a minimal increase in revenues of $0.1 million.

     The West and Northwest regions (combined) experienced increased revenues of $0.2 million, primarily as a result of above average water flow and precipitation in the West region for the three months ended March 31, 1997, coupled with the addition of three newly-consolidated projects in the West region on January 1, 1997.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.3(cent) (3.7%), from 8.1(cent) to 7.8(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively. Excluding the fiscal 1996 results of CHI Maine, revenue per kilowatt hour decreased 0.1(cent) (1.3%), from 7.9(cent) to 7.8(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and O&M contract revenue increased by $0.2 million (15.4%), from $1.3 million to $1.5 million for the three months ended March 31, 1996 and 1997, respectively. Excluding the addition of the CHI Maine O&M contract, management fees and O&M contract revenue decreased by $0.1 million (7.7%), from $1.3 million to $1.2 million for the three months ended March 31, 1996 and 1997, respectively, primarily due to a decrease in rebillable repair work performed in the West region.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income remained constant at $0.2 million for the three months ended March 31, 1996 and 1997, respectively.


Costs and Expenses

     Operating Expenses. Operating expenses decreased by $0.1 million (2.3%), from $4.3 million to $4.2 million for the three months ended March 31, 1996 and 1997, respectively. Excluding the fiscal 1996 results of the CHI Maine projects and the fiscal 1997 addition of the CHI Maine O&M contract, operating expenses increased by $0.1 million (2.4%) from $4.1 million to $4.2 million for the three months ended March 31, 1996 and 1997, respectively, primarily due to (i) an increase in property taxes resulting from the reversal of an over accrual in fiscal 1996 coupled with increased revenues in the Northeast region and (ii) an increase in insurance premiums and other operating costs, partially offset by
(i) a decrease in salaries and benefits resulting from an increase in the allocation of operating labor charged to capital projects and (ii) a decrease in non-recurring maintenance and supplies expense.

     General and Administrative Expenses. General and administrative expenses increased by $0.1 million (5.3%), from $1.9 million to $2.0 million for the three months ended March 31, 1996 and 1997, respectively. The increase was primarily due to costs associated with the formulation of financial restructuring options for the Company, partially offset by (i) a decrease in general and administrative salaries and benefits resulting from an increase in the allocation of general and administrative labor elsewhere and (ii) a decrease in legal and other professional fees.

Depreciation and Amortization


     Depreciation and amortization remained constant at $2.2 million for the three months ended March 31, 1996 and 1997, respectively.

Interest Expense

     Interest expense increased by $0.1 million (1.4%), from $7.2 million to $7.3 million for the three months ended March 31, 1996 and 1997, respectively. The increase was primarily due to the increasing principal balance of the Company's 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") which resulted in a corresponding increase in interest expense.

SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

     The Company implemented SFAS 121 during the nine months ended March 31, 1996 and, as a result, the Company recorded an impairment charge of $83.4 million as a component of the Company's loss from operations. Included in the impairment charge was an amount related to certain assets to be disposed of. During the three months ended March 31, 1997, the carrying value of those assets has been adjusted upward by $0.3 million to reflect adjustments to the sale price of certain of those assets. This adjustment has been included in (Adjustment)/charge for impairment of long-lived assets on the Statement of Operations.

Nine Months Ended March 31, 1997 compared to Nine Months Ended March 31, 1996

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue increased by $3.7 million (11.0%), from $33.5 million to $37.2 million for the nine months ended March 31, 1996 and 1997, respectively. Excluding the fiscal 1996 results of CHI Maine, sold on December 23, 1996, power generation revenue increased by $5.5 million (17.4%), from $31.7 million to $37.2 million for the nine months ended March 31, 1996 and 1997, respectively.

     The Northeast region experienced increased revenues of $4.8 million due to well above average water flows and precipitation for the nine months ended March 31, 1997 as compared to slightly above average water flows and precipitation for the nine months ended March 31, 1996.

     The Southeast region experienced a minimal increase of $0.1 million.

     The West and Northwest regions (combined) experienced increased revenues of $0.6 million primarily as a result of well above average water flows and precipitation in the Northwest region, for the nine months ended March 31, 1997 as compared to slightly above average water flows and precipitation in the Northwest region for the nine months ended March 31, 1996 coupled with the addition of three newly-consolidated projects in the West region on January 1, 1997.

     The average rate earned by the Company remained constant at 7.7(cent) per kilowatt hour in the 1996 fiscal period versus the 1997 fiscal period, respectively. Excluding the fiscal 1996 results of CHI Maine, revenue per kilowatt hour increased 0.1(cent) (1.3%), from 7.6(cent) to 7.7(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

     Management Fee and Operations & Maintenance Revenues. Management fees and O&M contract revenue increased by $0.3 million (7.9%), from $3.8 million to $4.1 million for the nine months ended March 31, 1996 and 1997, respectively. Excluding the addition of the CHI Maine O&M contract, management fees and O&M contract revenue remained relatively constant, increasing by $0.1 million (2.6%), from $3.8 million to $3.9 million for the nine months ended March 31, 1996 and 1997, respectively.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased $0.3 million (100%), from $0.3 million to $0.6 million for the nine months ended March 31, 1996 and 1997, respectively. The increase is primarily due to above average water flows and precipitation for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 related to partnership interests in the Northeast region.

Costs and Expenses

     Operating Expenses. Operating expenses remained constant at $13.1 million for the nine months ended March 31, 1996 and 1997, respectively. Excluding the fiscal 1996 results of the CHI Maine projects and the fiscal 1997 addition of the CHI Maine O&M contract, operating expenses increased by $0.1 million (0.8%), from $12.9 million to $13.0 million for the nine months ended March 31, 1996 and 1997, respectively. The increase was primarily due to an increase in insurance premiums and smaller increases in other operating costs, partially offset by (i) a decrease in salaries and benefits resulting from an increase in the allocation of operating labor charged to capitalized projects and (ii) a decrease in non-recurring maintenance and supplies expense.

     General and Administrative Expenses. General and administrative expenses increased $1.3 million (34.2%) from $3.8 million to $5.1 million for the nine months ended March 31, 1996 and 1997, respectively. The increase was primarily due to (i) costs associated with the formulation of financial restructuring options for the Company (ii) the effect of expensing pumped storage business development costs for the six months ended December 31, 1996, that had previously been capitalized during the six months ended December 31, 1995 and
(iii) an increase in business development costs.

Depreciation and Amortization

     Depreciation and amortization decreased $1.1 million (14.5%) from $7.6 million to $6.5 million, for the nine months ended March 31, 1996 and 1997, respectively. The decrease was primarily due to a write-down of impaired assets in fiscal 1996 as a result of the implementation of SFAS 121 and the cessation of depreciation expense taken on assets to be disposed of for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

Interest Expense

     Interest expense increased by $2.3 million (11.7%), from $19.7 million to $22.0 million for the nine months ended March 31, 1996 and 1997, respectively. The increase is primarily due to the increasing principal balance of the Senior Discount Notes which resulted in a corresponding increase in interest expense and the effect of expensing interest for the six months ended December 31, 1996, that had previously been capitalized during the six months ended December 31, 1995.

SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

     The Company implemented SFAS 121 during the nine months ended March 31, 1996 and, as a result, the Company recorded an impairment charge of $83.4 million as a component of the Company's loss from operations. Included in the impairment charge was an amount related to certain assets to be disposed of. The carrying value of certain of those assets has been adjusted upward by $0.7 million to reflect adjustments to the sale price of the assets. This adjustment has been included in (Adjustment)/charge for impairment of long-lived assets on the Statement of Operations for the nine months ended March 31, 1997.

Minority Interests in Loss of Consolidated Subsidiaries

     The Company recognized a benefit of approximately $2.1 million for the nine months ended March 31, 1996 resulting from the recognition of minority shareholders' interest in the loss of certain consolidated subsidiaries related to the write-down of pumped storage business development assets in accordance with SFAS 121 which reduced the value of minority interests recorded by the Company to zero.

Benefit for Income Taxes

     The Company recognized deferred benefits for income taxes (excluding current provisions) of $7.9 million and $1.7 million for the nine months ended March 31, 1996 and 1997, respectively. For the fiscal 1996 period, the deferred tax benefit related to the write-down of certain long-lived assets in accordance with SFAS 121. For the fiscal 1997 period, the deferred benefit for income tax relates to certain factors, principally due to an increase in the amount of net operating losses ("NOL") expected to be utilized during the NOL carryforward period.

Extraordinary Gain on Early Extinguishment of Debt

     On October 30, 1996, the Company arranged to have a financial institution purchase a $13,759 non-recourse project term loan (the "Old Loan") relating to four of its existing hydroelectric projects for $5,000, including certain required reserves and closing costs of $500 (the "New Loan"). An additional $2,000 credit facility is also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of the Company was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company has recorded a $5,622 Extraordinary gain on early extinguishment of debt, net of certain transaction costs of approximately $224 and income tax of $3,414, on its Statement of Operations for the nine months ended March 31, 1997.

Liquidity and Capital Resources

     As more fully described in the March 31, 1997 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                  Nine Months ended
                                       March 31, 1997        March 31, 1996
                                    ---------------------  --------------------
                                               (amounts in thousands)
  Cash provided by/(used in):
      Operating activities          $       8,589                   $  4,009
      Investing activities                  6,116                     (3,743)
      Financing activities                 (4,682)                    (3,060)
                                       ----------                   --------
  Net increase/(decrease) in cash   $      10,023                   $ (2,794)
                                       ==========                   ========

     The Company has historically financed its capital needs and acquisitions through long-term debt, preferred stock and limited partner capital contributions and, to a lesser extent, through cash provided from operating activities. The Company's principal capital requirements are those associated with acquiring and developing new projects, as well as upgrading existing projects. The Company is currently limiting its pumped storage activities to the minimum necessary to maintain the viability of its projects and the monitoring of relevant market conditions. Consequently, the Company does not expect its capital requirements in connection with the development of pumped storage projects to be material in the near term.

     For the nine months ended March 31, 1997, the cash flow provided by operating activities was principally the result of the $0.1 million net income for such period, adjusted for $15.7 million of non-cash interest and other charges, $6.5 million of depreciation and amortization, offset by a $5.6 million gain on early extinguishment of debt, a $1.7 million deferred tax benefit, a $2.5 million decrease in accounts payable and accrued expenses, a $2.8 million increase in accounts receivable, $0.7 million from an adjustment to a non-cash charge for impairment of long-lived assets and a $0.4 million increase in prepaid expenses and other current assets. The cash flow provided by investing activities was primarily attributable to $12.1 million of net cash proceeds received from the sale of the CHI Maine assets, offset by $2.8 million of investments in upgrading existing conventional projects, $1.2 million for the continued development of a new conventional hydroelectric project and a $1.9 million increase in other long term assets during fiscal 1997. The cash flow used in financing activities was primarily due to the repayment of $4.5 million of project debt.

     Cash provided by operating activities increased by $4.6 million for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. The increase resulted from a $3.5 million increase in income before depreciation and amortization, non-cash interest and other charges, employee and director equity programs, non-cash adjustment for impairment of long-lived assets, benefits relating to deferred tax liabilities, gain on early extinguishment of debt, minority shareholders' interest in loss of consolidated subsidiaries and provision for uncollectible accounts receivable, coupled with a $1.1 million increase resulting from variations in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

     For the nine months ended March 31, 1996, the cash flow provided by operating activities was principally the result of the $84.0 million net loss for such period, adjusted for an $83.4 million non-cash charge for impairment of long-lived assets, and benefits of $7.9 million and $2.1 million for deferred tax and minority shareholders' interest in loss of consolidated subsidiaries, respectively, resulting from such impairment charge, a $4.2 million increase in accounts receivable, a $2.6 million decrease in accounts payable and accrued expenses, offset by $7.6 million of depreciation and amortization and $13.6 million for non-cash interest. The cash flow used in investing activities was primarily attributable to $1.7 million investment in upgrading existing conventional projects and $1.8 million investments in pumped storage and conventional development during fiscal 1996. Of the pumped storage and conventional development expenditures, approximately $1.2 million was attributable to capitalized interest costs, and $0.9 million was attributable to the funding of committed development capital for the Summit and River Mountain pumped storage projects. The cash flow used in financing activities was due primarily to repayment of $3.1 million of project debt.

     Cash provided by operating activities decreased by $4.4 million for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995. The decrease resulted from a $3.4 increase in income before depreciation and amortization, non-cash interest, non-cash charge for impairment of long-lived assets, tax benefit resulting from a charge for impairment of long-lived assets, minority shareholders' interest in loss of consolidated subsidiaries and employee and director equity programs, offset by a $7.8 million decrease resulting from variations in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

Summary of Indebtedness
                                           Principal Amount Outstanding as of
                                          March 31, 1997          June 30, 1996
                                       ---------------------   ----------------
                                                 (amounts in thousands)
 Company debt, excluding non-recourse
 debt of subsidiaries                      $  169,813            $  151,131
 Non-recourse debt of subsidiaries            102,070               115,489
 Current portion of long-term debt             (6,024)               (6,462)
                                           ----------            ----------

 Total long-term debt obligations          $  265,859            $  260,158
                                            =========             =========

     In October 1993, one of the Company's former senior lenders, Den norske Bank AS ("DnB"), provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. The DnB Facility is pari passu with the Senior Discount Notes. Under certain limited circumstances, pursuant to the terms of the agreement, DnB had the right, upon notice to the Company, to limit any further borrowings under the DnB Facility and require the Company to repay any and all outstanding indebtedness thereunder within one year from the date DnB provides such notice to the Company.

     On December 3, 1996, the Company amended the DnB Facility (the "Amendment"), which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $6.0 million at September 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $3.1 million in accordance with the terms of the Amendment. The Company does not currently expect that it will require a revolving credit facility for additional working capital during fiscal 1997.

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

     Nevertheless, the performance of the Company in the future will be affected by a number of factors, in addition to the structural changes to the electric power industry described above. First, the Company competes for hydroelectric and industrial energy projects with a broad range of electric power producers including other independent power producers of various sizes and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives. Opportunities to acquire or develop power generation assets on favorable economic terms in such an environment are increasingly limited, particularly with regard to hydroelectric facilities. Second, the Company is highly leveraged and its debt service obligations, the cash portion of which commence in January 1999, along with its preferred stock obligations, the cash portion of which commence in September 1998, make it difficult to source capital on favorable terms that would allow the Company to successfully pursue significant acquisition and development opportunities. Such leverage and debt service obligations also make it difficult to establish the creditworthiness necessary to develop projects and in several recent instances have adversely affected the Company's ability to obtain contracts to develop products and services for its industrial and utility customers.

     Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways in which to further increase competition in electricity markets, most notably by instituting customer choice of power suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain long-term power purchase contracts.

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

     In December 1996, the Company retained Houlihan Lokey Howard & Zukin, Inc., a specialty investment banking firm, to provide financial advisory services to the Company in connection with the formulation and potential implementation of financial restructuring options for the Company. On March 20, 1997, the Company, at a meeting with certain holders (the "Bondholders") of the Company's 12% Senior Discount Notes, announced an outline for its current business strategy and made a proposal to restructure its outstanding debt and equity. Subsequently, the Bondholders formed a committee to discuss a possible restructuring with the Company. Such discussions are ongoing. The Bondholders' committee has retained legal counsel, and the Company has agreed to pay the fees and expenses of such counsel.

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

     NONE


Item 4.  Submission of Matters to a Vote of Security Holders

     NONE


Item 5.  Other Information

     NONE


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1  Employment Agreement dated as of January 1, 1997, by and between Consolidated Hydro, Inc. and Michael I. Storch.


     Exhibit 10.2  Employment Agreement dated as of January 1, 1997, by and between Consolidated Hydro, Inc. and Edward M. Stern.


     Exhibit 10.3  Employment Agreement dated as of January 14, 1997, by and between Consolidated Hydro, Inc. and Mary V. Gilbert.


     Exhibit 27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 7, 1997, reporting the disposition of Consolidated Hydro Maine, Inc. The required pro forma financial statements were filed in an amendment to the report on March 7, 1997.

     The Company filed a Current Report on Form 8-K on March 25, 1997, reporting the meeting of certain holders of the Company's 12% Senior Discount Notes, announcing an outline for its current business strategy and a proposal to restructure its outstanding debt and equity.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:   May 14, 1997              CONSOLIDATED HYDRO, INC.


                                  By:     /s / Patrick J. Danna
                                         --------------------------
                                         Patrick J. Danna
                                         Vice President, Controller


                                         signing on behalf of the registrant
                                         and as Chief Accounting Officer