Form 10-K405
period 1997-06-30
CONSOLIDATED HYDRO INC
filed 1997-09-30
CIK 787618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 (Mark One)

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is not available since there is no public market for the stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class A                           Outstanding as of September 15, 1997
-----------------------------               ------------------------------------
Common stock, $.001 par value                              1,285,762

          Class B                           Outstanding as of September 15, 1997
-----------------------------               ------------------------------------
Common stock, $.001 par value                                NONE


                                 Page 1 of 97
                        Exhibit Index begins on page 85

                            CONSOLIDATED HYDRO, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I



Item 1.   Business............................................................3

Item 2.   Properties..........................................................21

Item 3.   Legal Proceedings...................................................21

Item 4.   Submission of Matters to a Vote of Security Holders.................21

                                                     PART II

Item 5.   Market for the Registrant's Common Equity and
           Related Stockholder Matters........................................22

Item 6.   Selected Financial Data.............................................24

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................27

Item 8.   Financial Statements................................................41

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................71

                               PART III

Item 10.  Directors and Executive Officers of the Registrant..................71

Item 11.  Executive Compensation..............................................76

Item 12.  Security Ownership of Certain Beneficial Owners and Management......80

Item 13.  Certain Relationships and Related Transactions......................82

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K....85

                                     PART I

ITEM 1.  BUSINESS

     Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has, since its establishment in 1985, been principally engaged in the development, operation and management of hydroelectric power plants. Based on operating megawatts, the Company is the largest independent hydroelectric power producer in the United States.

     As of June 30, 1997, the Company owned, operated or leased 90 projects in the United States and Canada, with aggregate capacity of approximately 343 megawatts. In addition, the Company and a joint venture partner have begun construction on a 15-megawatt hydro project in Newfoundland, Canada that is expected to commence commercial operation in the fall of 1998.

     Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. The Company believes that its existing hydroelectric business will continue to provide a relatively stable revenue stream, but that major future hydro opportunities will be limited for a variety of reasons explained below. Therefore, the Company believes that a significant proportion of future revenue and earnings increases will depend on the success of its industrial infrastructure business activities. See "-- Hydroelectric Business" and "-- Industrial Infrastructure Business".

     Commencing in November 1995, the Company began to diversify its business activities to include the development, ownership, and operation of industrial infrastructure facilities. In addition, the Company in 1996 completed a management reorganization and initiated a financial restructuring that it expects to complete by the end of calendar year 1997. The intent of its diversification, reorganization, and restructuring programs has been to significantly reduce or eliminate corporate debt, reduce overhead and operating costs, and position itself to take advantage of new business opportunities occasioned by electric industry restructuring in the U.S. and by other trends within its target customer group which includes industrial companies and electric utilities. The Company will seek to capitalize on these new opportunities in energy-related products and services by taking advantage of its existing technical and financial expertise and using its geographic presence in most U.S. regions to realize economies of scale in administration, operation, maintenance and insurance of facilities.

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code. None of CHI's subsidiaries has commenced a case under the Bankruptcy Code. See "--Financial Restructuring of CHI" and Item 3, "Legal Proceedings".

     CHI is a Delaware corporation. The Company's executive and administrative offices are located at 680 Washington Boulevard, Stamford, Connecticut 06901, and its telephone number is (203) 425-8850.


FINANCIAL RESTRUCTURING OF CHI

     CHI's highly leveraged capital structure and substantial future cash requirements have made it difficult for the Company to establish the creditworthiness and credibility necessary to consummate industrial infrastructure and other new business transactions. Specifically, commencing on September 30, 1998, cash dividends become payable on the Company's existing 13 1/2% Cumulative Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") and on January 15, 1999, cash interest becomes payable on the Company's existing 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes"). The Company believes it will be unable to satisfy such dividend and interest payment obligations on a timely basis as well as meet the Company's other obligations, including accrued and unpaid dividends since issuance under the Company's 8.0% Senior Convertible Voting Preferred Stock (the "Series F Preferred Stock"), and its capital expenditure and working capital requirements at such time. In addition, the Company anticipates that it will be unable to satisfy the principal payments on its Senior Discount Notes at their maturity in 2003 and to redeem the Series H Preferred Stock at its 2003 redemption date. In order to capitalize on the expertise and capabilities it believes it has in the industrial and hydro power areas, the Company concluded that it was necessary to deleverage its capital structure. To that end, the Company in the fall of 1996 entered into discussions with substantial holders of its Senior Discount Notes and Preferred Stock (as such term is defined below) in an effort to restructure the Company's significant financial obligations. On March 20, 1997, the Company, at a meeting with certain holders of CHI's Senior Discount Notes, announced an outline for its current business strategy and made a proposal to restructure its outstanding debt and equity.

      On June 4, 1997, CHI, the holders of a majority of the Series F Preferred Stock, CHI's Junior Convertible Voting Preferred Stock (the "Series G Preferred Stock") and the Series H Preferred Stock (the Series F Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock being collectively referred to herein as the "Preferred Stock") and an informal committee of institutions that own, or represent beneficial holders that own, approximately 89.2% of CHI's outstanding Senior Discount Notes (the "Unofficial Bondholders' Committee") reached an agreement in principle on the terms of a restructuring to be accomplished pursuant to a plan of reorganization for CHI (the "Plan of Reorganization") under chapter 11 of the Bankruptcy Code. On August 8, 1997, CHI, pursuant to a disclosure statement, dated August 8, 1997 (the "Disclosure Statement"), commenced a prepetition solicitation of votes by the holders of Senior Discount Notes and Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Senior Discount Notes and Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution and, therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of 100% of the Senior Discount Notes and by holders of greater than 97% of the Series F Preferred Stock, greater than 97% of the Series G Preferred Stock and greater than 98% of the Series H Preferred Stock, that voted on the Plan of Reorganization.

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and filed the Plan of Reorganization and the Disclosure Statement. None of CHI's subsidiaries has commenced a case under the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court signed on September 15, 1997, a hearing before the Bankruptcy Court to consider confirmation of the Plan of Reorganization is scheduled to be held on October 23, 1997. CHI anticipates (but can give no assurance) that, if the Bankruptcy Court enters an order confirming the Plan of Reorganization on or about October 23, 1997, the Plan of Reorganization will become effective before December 31, 1997 (the date of such effectiveness being the "Effective Date").

     Through the implementation of the Plan of Reorganization on and after the Effective Date, it is anticipated that CHI's most significant financial obligations will be restructured as follows: $202 million in face amount of outstanding Senior Discount Notes will be converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock"), to be issued on the Effective Date, subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Preferred Stock will exchange such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of class B warrants (the "New Class B Warrants") and class C warrants (the "New Class C Warrants, " and together with the New Class B Warrants, the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock will be cancelled. CHI's senior management will receive options to purchase up to an aggregate of 7.5% of the Class A Common Stock, (the "Management Options"), subject to dilution from the New Warrants. See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for information with respect to the New Common Stock, New Warrants and Management Options. As a result of the restructuring, it is anticipated that other than a working capital facility to be entered into as of the Effective Date, CHI will not have any significant debt obligations after the Effective Date.

     If the Bankruptcy Court confirms the Plan of Reorganization, CHI shall be deemed to have adopted, on the Effective Date, the Amended CHI By-Laws and a Restated CHI Certificate of Incorporation, each of which has been filed in the Bankruptcy Court as an exhibit to the Plan of Reorganization. Pursuant to CHI's Restated Certificate of Incorporation, as of the Effective Date, CHI's name will be changed from Consolidated Hydro, Inc. to CHI Energy, Inc. and the fiscal year-end will be changed from June 30 to December 31.

HYDROELECTRIC BUSINESS

     Until the establishment of its CHI Power, Inc. subsidiary in November 1995 to pursue industrial energy and related opportunities, the Company had been engaged exclusively in the development, acquisition, and operation of hydroelectric facilities and currently derives all of its revenues from this source. The Company's operating hydroelectric projects are located in 15 states and one Canadian province. The U.S. projects are clustered in four regions: the Northeast, Southeast, Northwest and West, with a concentration in the Northeast, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher on average than in most other regions of the country. Additionally, the Company operates three projects with an aggregate capacity of 80 megawatts in Ontario, Canada pursuant to an operations and maintenance ("O&M") contract and has begun construction of a 15-megawatt hydroelectric project in Newfoundland.

     CHI has developed what it believes to be an efficient "hub" system of project management designed to maximize the efficiency of each facility's operations. The economies of scale created by this system include reduced costs related to centralized administration, operations, maintenance, engineering, insurance, finance and environmental and regulatory compliance. The Company's hub system and operating expertise have enabled it to successfully integrate acquisitions into its current portfolio and increase the efficiency and productivity of its projects. The Company has found that the most efficient way to operate its projects is to have several projects in a geographic area with operators who can go to any of the projects as needed. Each of the Company's regions is broken up into several smaller areas for purposes of assigning project operators. To address more technical matters the Company bases maintenance people and other technicians at its hubs, with more sophisticated equipment and a more widely varied inventory of spare parts and supplies than are kept at an individual project, all available for dispatch to each project.

     To date, the Company has expanded primarily by acquiring existing conventional hydroelectric facilities in the United States. On June 30, 1997, the Company had a 100% ownership or long-term lease interest in 55 projects (145 megawatts) including 4 projects held for sale or decommissioning, a partial ownership interest in 11 projects (82 megawatts) and O&M contracts with 24 projects (116 megawatts). CHI sells substantially all of the output from these projects, excluding the Canadian projects, to public utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception. See "-- Power Purchase Agreements". In 1996, the Company significantly reduced the carrying value of certain of its assets. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

     The Company also has been a developer of pumped storage hydroelectric power plants in the United States. By cycling water between upper and lower reservoirs, a pumped storage hydroelectric facility is able to convert low value off-peak energy into high value peak power. However, as a result of continued restructuring of the U.S. electric power industry and other events which have created a climate of uncertainty regarding the future structure of the U.S. electric power industry, the Company in 1996 wrote down virtually all of its previous investments in pumped storage development. The Company will limit its pumped storage development activities to the minimum necessary to maintain the viability of the pumped storage projects currently in development while completing an assessment designed to determine which of these projects, if any, have future value.

     Factors Affecting the Hydroelectric Business. CHI's initial strategy when it was established in 1985 was to consolidate the ownership and operation of small, independently-owned hydroelectric plants in the U.S. During the late 1970's, development of small hydroelectric power facilities was stimulated by rising oil prices, the enactment by Congress of the Public Utility Regulatory Policies Act of 1978 ("PURPA") and the adoption of the regulations thereunder, and certain tax incentives, including the business energy tax credit and the investment tax credit. PURPA reduced regulatory procedures for small non-utility power production facilities (known as "Qualifying Facilities" or "QFs") and required electric utilities to purchase power from such facilities at a price based on the purchasing utility's full avoided cost, which is equal to the incremental cost that would have been incurred if the utility had generated the energy itself or purchased it from another source. See "-- Energy and Environmental Regulation - Energy Regulation".

     Hydroelectric power is a reliable, cost-effective and non-polluting source of energy that generally offers the following advantages: (i) it is a proven technology that has existed essentially unchanged for many years; (ii) it uses water as a renewable, non-depleting, and non-polluting source of energy; (iii) it has relatively low operating and labor costs, with no fuel costs; (iv) hydroelectric power facilities typically have economic lives of 50 years or more; and (v) hydroelectric power facilities can produce other beneficial impacts such as recreational enhancements, flood control and water supply management. The disadvantages of hydroelectric power include seasonality, dependence on satisfactory levels of precipitation and water flow, a factor which creates difficulty in predicting generating levels for discrete periods, and, in some cases, environmental impact on both aquatic life and certain recreational uses near facilities.

     By the time CHI was organized in July 1985, the hydroelectric power industry had already entered a transition period. Fragmented ownership, inefficient operating practices, inappropriate capitalization, and the loss of certain tax incentives for small hydro project development led many early developers to leave the industry. Starting in 1985 with an operating portfolio of 6 small projects totaling 5 megawatts of capacity, CHI grew rapidly in terms of numbers of projects and megawatts owned and operated, as well in terms of gross revenues. At that time, the Company anticipated that the electric utility industry would remain heavily regulated and noncompetitive, that purchased power rates for output from QF projects such as the Company's would not decline, and that hydropower, as a renewable resource, would generally be viewed favorably by regulators. Similarly, the Company anticipated successful development of its pumped storage projects (which were not QFs) based on a utility industry structure and climate that would motivate utilities to offer long-term contracts for the output from these projects.

     Beginning in the early 1990s, however, the electric power industry in the United States began to undergo significant structural changes, evolving from a highly regulated industry dominated by monopoly utilities to what will become a deregulated, competitive industry providing energy customers with an increasing degree of choice among sources of electric power supply. Reductions in prices for electricity, increased efficiency of combustion turbines and other competing technologies and the deregulation and restructuring of the electric power industry created a climate of uncertainty with respect to future power prices and made it more difficult to obtain long-term power purchase contracts, thereby severely limiting the Company's near-term opportunities to acquire or develop additional hydroelectric capacity at acceptable rates of return. At the same time, competition for the acquisition of available hydroelectric assets has intensified, with the Company's competitors including a broad range of other independent power producers and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives.

     CHI believes that future growth opportunities in its hydroelectric business are limited and will primarily consist of: (i) potential acquisition of additional hydroelectric projects of significant size, possibly as the result of utility asset divestitures; (ii) contract operation, maintenance and management of hydroelectric projects for others; and (iii) potential project development opportunities, primarily in Canada and certain overseas markets. The Company intends to pursue such opportunities on a selective basis, based on the likelihood of success and expected return on investment.

CONVENTIONAL HYDROELECTRIC PROJECTS

     The following tables set forth the Company's projects as of June 30, 1997 with 100% ownership, with partial ownership and with O&M contracts:


                PROJECTS WITH 100% OWNERSHIP AS OF JUNE 30, 1997
                           (INCLUDING SALE-LEASEBACKS)


                                                                        POWER
                                                                       PURCHASE        FERC                       DATE OF CHI
                                                                      AGREEMENT      LICENSE      APPROXIMATE    ACQUISITION OR
                                                                      EXPIRATION   EXPIRATION     CAPACITY IN   COMMENCEMENT OF
PROJECT              LOCATION             POWER PURCHASING ENTITY       DATE          DATE         MEGAWATTS     OPERATIONS(1)
-------              --------             -----------------------   ------------      -----        ---------     -------------
Apalache.........     Greer, SC            Duke Power Co.            Dec. 1997(2)   Jul. 2024         0.40          May 1989
Aziscohos (3)....     Wilson Mill, ME      Central Maine Power Co.   Jul. 2008      Mar. 2025         5.31          Jun. 1988
Barber Dam.......     Boise, ID            Idaho Power Co.           Jul. 2022      Nov. 2023         4.14          Dec. 1992
Bear Creek.......     Shingletown, CA      Pacific Gas & Electric    Dec. 2015      Exempt            3.20          Feb. 1990
Beaver Valley....     Beaver Falls, PA     Dusquesne Power           Open Ended(4)  Exempt            1.30          Feb. 1995
Black Canyon.....     Gooding, ID          Idaho Power Co.           May 2019       Exempt            0.10          May 1993
Boott(3).........     Lowell, MA           Commonwealth Elec.        Apr. 2023      Apr. 2023         24.82         Dec. 1986
Canal Creek(10)..     Joseph, OR           Pacific Power & Light     Dec. 2020(5)   Exempt            1.13          Aug. 1991
Coneross.........     Seneca, SC           City of Seneca            Mar. 1998      Mar. 2015         0.90          May 1989
Crescent.........     Russell, MA          Town of Groton            Oct. 2009(9)   May 2024          1.50          Feb. 1995
Dewey's Mill.....     Hartland, VT         Vermont Power Exchange    Jul. 2015      Dec. 2032         1.90          Aug. 1993
Dexter...........     Dexter, NY           Niag. Mohawk Power Corp.  Dec. 2023      Exempt            4.30          Feb. 1995
Diamond Island...     Watertown, NY        Niag. Mohawk Power Corp.  Dec. 2023      Exempt            1.20          Feb. 1995
Dietrich Drop....     Dietrich, ID         Idaho Power Co.           Jul. 2022      Apr. 2037         4.77          Dec. 1992
Eagle & Phenix(6).....Columbus, GA         Fieldcrest Cannon         Jun. 2006      Feb. 2009         4.26          Jun. 1991
Ferguson Ridge(10)....Joseph, OR           Pacific Power & Light     Dec. 2020(5)   Exempt            1.44          Aug. 1991
Fowler #7........     Fowler, NY           Niag. Mohawk Power Corp.  Dec. 1998(8)   Oct. 2002          .90          Feb. 1995
Fries............     Fries, VA            Virginia Elec. Power      Jan. 1999      May 2020          5.21          May 1989
                                           Co. &        Apalachian
                                           Power Co.
Geo-Bon II.......     Lincoln County, ID   Idaho Power Co.           Mar. 2020      Exempt            1.00          Jun. 1994
Glendale.........     Stockbridge, MA      Town of Groton            Oct. 2009(9)   Oct. 2009          .70          Feb. 1995
Goodyear Lake....     Milford, NY          NY State Elec. & Gas      Aug. 2010      Feb. 2019         1.30          Feb. 1995
                                           Corp.
Great Falls Lower     Somersworth, NH      Public Serv. Co. of NH    Dec. 2011      Apr. 2022         1.29          Jul. 1985
Hailesboro #3....     Fowler, NY           Niag. Mohawk Power Corp.  Dec. 2023      Exempt             .90          Feb. 1995
Hailesboro #4....     Fowler, NY           Niag. Mohawk Power Corp.  Dec. 2023      Dec. 2002         1.80          Feb. 1995
Hailesboro #6....     Fowler, NY           Niag. Mohawk Power Corp.  Dec. 2023      Exempt             .90          Feb. 1995
High Falls.......     Franklin County, NY  NY State Elec. & Gas      Dec. 2002      Jan. 2026         1.75          Oct. 1993
                                           Corp.
High Shoals......     High Shoals, NC      Duke Power                Apr. 2012      Exempt            1.56          Jul. 1993
Kelley's Falls...     Manchester, NH       Public Serv. Co. of NH    Dec. 2005      Mar. 2024         0.45          Dec. 1985
Kings River......     Fresno, CA           Pacific Gas & Electric    Jan. 2021      Jul. 2037         1.35          Jun. 1994
Kinneytown.......     Seymour, CT          CT Light & Power          Nov. 2016      Exempt            2.36          Nov. 1986
LaChute Lower(3).     Ticonderoga, NY      Niag. Mohawk Power Corp.  Dec. 2015      Exempt            3.60          Dec. 1987
LaChute Upper(3).     Ticonderoga, NY      Niag. Mohawk Power Corp.  Dec. 2015      Exempt            4.90          Dec. 1987
Lawrence.........     Lawrence, MA         New England Power Co.     Dec. 2011(7)   Nov. 2028         16.80         Jul. 1986
Long Shoals......     Long Shoals, NC      Duke Power                Nov. 1999      Exempt            0.75          Jul. 1993
Low Line Rapids..     Kimberly, ID         Idaho Power Co.           Jun. 2022      Exempt            2.80          Dec. 1992


                                                                       POWER
                                                                     PURCHASE                                    DATE OF CHI
                                                                     AGREEMENT   FERC LICENSE    APPROXIMATE    ACQUISITION OR
                                                                    EXPIRATION    EXPIRATION     CAPACITY IN   COMMENCEMENT OF
PROJECT             LOCATION             POWER PURCHASING ENTITY       DATE          DATE         MEGAWATTS     OPERATIONS(1)
-------             --------             -----------------------   ------------      -----        ---------     -------------
Milstead........    Milstead, GA          Municipal Elec. Auth.     Apr. 2000      Exempt             1.00          Jul. 1993
                                          of GA
Ottauquechee....    N. Hartland, VT       Vermont Power Exchange    Sept. 2017     Exempt             1.89          Jun. 1994
Pelzer Lower....    Williamston, SC       Duke Power Co.            Sept. 1998(2)  Nov. 2017          3.30          Feb. 1990
Pelzer Upper....    Pelzer, SC            Duke Power Co.            Sept. 1998(2)  Nov. 2017          2.00          Feb. 1990
Piedmont........    Piedmont, SC          Duke Power Co.            Dec. 1997(2)   Dec. 2018          1.00          May 1989
Prather Ranch(10)   MacDoel, CA           Pacific Power & Light     Dec. 2012     Exempt              0.10          Feb. 1990
Rollinsford.....    Rollinsford, NH       Public Serv. Co. of NH    Sept. 2013    Aug. 2021           1.49          Oct. 1986
Rock Creek II...    Twin Falls, ID        Idaho Power Co.           Jul. 2019     Aug. 2036           1.90          Dec. 1992
Salmon Falls....    South Berwick, ME     Public Serv. Co. of NH    Dec. 2006     Licensing in        1.20          Jul. 1986
                                                                                  Progress
Scotts Flat.....    Nevada City, CA       Pacific Gas & Electric    Dec. 2004     Exempt              0.83          Feb. 1990
Theresa.........    Theresa, NY           Niag. Mohawk Power Corp.  Dec. 2023     Exempt              1.30          Feb. 1995
Upper Little
Sheep               Joseph, OR            Pacific Power & Light     Dec. 2020(5)  Exempt              4.44          Aug. 1991
Creek(10).......
Victory Mills...    Saratoga, NY          Niag. Mohawk Power Corp.  Dec. 2025     Apr. 2024           1.66          Dec. 1986
Walden..........    Walden, NY            NY State Elec. & Gas      Nov. 1998     May 2022            2.82          Apr. 1986
                                          Corp.
Ware Shoals.....    Ware Shoals, SC       Duke Power Co.            Dec. 1997(2)  Sept. 2001          6.20          May 1989
West Hopkinton..    West Hopkinton, NH    Public Serv. Co. of NH    Nov. 2012     Exempt              1.00          Jul. 1985
Willimantic I...    Willimantic, CT       CT Light & Power          Dec. 2018     Nov. 2025           0.77          Dec. 1991
Willimantic II..    Willimantic, CT       CT Light & Power          Dec. 2018     Sept. 2025          0.77          Dec. 1991
Woodside I......    Norris, SC            Duke Power Co.            Dec. 1997(2)  Non-Jurisdictional  0.40          May 1989
Woodside II....     Cateechee, SC         Duke Power Co.            Dec. 1997(2)  Non-Jurisdictional  0.44          May 1989


Number of Projects: 55                                                   Megawatt Subtotal:          145.50
                                                                                                     ======

-------------------------

(1)    Whichever is later.

(2) The terms of the power purchase agreements relating to these projects may be extended for an additional five years at negotiated rates at the option of the Company.

(3) These projects are subject to sale-leaseback arrangements pursuant to which the Company is the lessee.

(4) Agreement remains in effect as long as Duquesne Power's tariff with PA Public Utility Commission remains valid and effective.

(5)    Includes utility's option to extend for an additional three years.

(6)    Revenue is derived pursuant to a lease arrangement.

(7) The term of the Lawrence power purchase agreement may be extended through 2028 at the option of the purchasing utility.

(8) The term of the power purchase agreement for this project may be extended for an additional 20 years at the option of the utility.

(9)    May be extended by mutual agreement

(10) These projects are classified as Assets to be disposed of at June 30, 1997. See Notes 2 and 20 of the Notes to Consolidated Financial Statements for additional information.

             PROJECTS WITH PARTIAL OWNERSHIP AS OF JUNE 30, 1997(1)

                                                                   POWER PURCHASE                    APPROXIMATE     DATE OF CHI
                                                                      AGREEMENT     FERC LICENSE       PROJECT     ACQUISITION OR
                                                                     EXPIRATION      EXPIRATION      CAPACITY IN    COMMENCEMENT
PROJECT              LOCATION              POWER PURCHASING ENTITY        DATE           DATE         MEGAWATTS    OF OPERATIONS(2)
-------              --------              ----------------------- ----   -----    ---   -----        ---------    ----------------
Copenhagen........    Copenhagen, NY       Niag. Mohawk Power       Dec. 2023       Exempt             3.30           Feb. 1995
                                           Corp.
Denley Dam........    Lyonsdale, NY        Niag. Mohawk Power       Dec. 2026       Exempt             1.50           Feb. 1995
                                           Corp.
Hillsborough......    Hillsborough, NH     Public Serv. Co. of NH   Jul. 2004       Exempt             1.20           Nov. 1989
Lacomb............    Lacomb, OR           Pacific Power & Light    Dec. 2022       Exempt             0.96           Feb. 1990
Lower Saranac.....    Saranac, NY          NY State Elec. & Gas     Oct. 2029       May 2027           9.30           Jun. 1992
Port Leyden.......    Lyonsdale, NY        Niag. Mohawk Power       Dec. 2026       Exempt             2.00           Feb. 1995
                                           Corp.
Pyrites...........    Canton, NY           Niag. Mohawk Power       Dec. 2023       Aug. 2023          8.20           Feb. 1995
                                           Corp.
Rock Island.......    Lyonsdale, NY        Niag. Mohawk Power       Dec. 2026       Exempt             1.90           Feb. 1995
                                           Corp.
Sheldon Springs...    Sheldon, VT          Vermont Power Exchange   Aug. 2016       Sept. 2024        24.97           Sept. 1993
Slate Creek.......    Lakehead, CA         Pacific Power & Light    Dec. 2018(3)    Exempt             4.20           May 1990
Twin Falls........    North Bend, WA       Puget Power & Light Co.  Dec. 2025       Apr. 2035         24.00           Apr. 1989

Number of Projects:  11                                                  Megawatt Subtotal:           81.53
                                                                                                  ============


-------------------------

(1) Projects with Partial Ownership are defined as those projects in which the Company has an equity (or equivalent) investment of less than 100%.
(2)    Whichever is later.
(3) The power purchase agreement for this project may be extended through 2023 at the option of the utility.




    PROJECTS WITH OPERATION AND MAINTENANCE CONTRACTS AS OF JUNE 30, 1997(1)

                                                      APPROXIMATE PROJECT
               PROJECT                LOCATION       CAPACITY IN MEGAWATTS     DATE OF O&M CONTRACT
               -------                --------       ---------------------     --------------------
Barker Mill Lower..       Auburn, ME                     1.50                    Jul. 1996
Barker Mill Upper..       Auburn, ME                     0.95                    Jul. 1996
Brown's Mill.......       Dover-Foxcroft, ME             0.59                    Jul. 1996
Champlain Spinners.       Whitehall, NY                  0.70                    Aug. 1996
Combie North.......       Grass Valley, CA               0.30                    Feb. 1990
Combie South.......       Grass Valley, CA               1.50                    Feb. 1990
Damariscotta.......       Damariscotta, ME               0.46                    Jul. 1996
Eustis.............       Eustis, ME                     0.25                    Jul. 1996
Gardiner...........       Gardiner, ME                   1.00                    Jul. 1996
Great Works........       South Berwick, ME              0.53                    Jul. 1996
Iroquois Falls.....       Ontario, Canada                21.49                   Apr. 1994
Island Falls.......       Ontario, Canada                38.40                   Apr. 1994
Lower Wilson.......       Greenville, ME                 0.57                    Jul. 1996
Mechanic Falls.....       Mechanic Falls, ME             1.30                    Jul. 1996
Milo...............       Milo, ME                       0.60                    Jul. 1996
New Dam............       Sanford/Alfred, ME             0.78                    Jul. 1996
Norway.............       Norway, ME                     0.32                    Jul. 1996
Old Falls..........       West Kennebunk, ME             0.47                    Jul. 1996
Pittsfield.........       Pittsfield, ME                 1.05                    Jul. 1996
Pumpkin Hill.......       Lowell, ME                     0.95                    Jul. 1996
Schaads............       San Andreas, CA                0.28                    Feb. 1990
Terminus...........       Tulare County, CA              17.00                   Apr. 1995
Twin Falls.........       Ontario, Canada                20.25                   Apr. 1994
Weeks Falls........       North Bend, WA                 4.34                    Jun. 1990

Number of Projects:  24    Megawatt Subtotal:                      115.58
                                                                =========


(1) These are projects where the Company's only current significant interest is through operation and maintenance contracts.

Total  Number of Projects:  90
Total Megawatts Owned, Leased or Operated:                         342.61
                                                                =========

     Sale of Hydroelectric Facilities. On December 23, 1996, the Company sold 15 of its 100% owned hydroelectric facilities in Maine, aggregating 11.32 megawatts. In connection with this sale, the Company executed a contract to operate and maintain the facilities for an initial period of up to 15 years. See
Note 4 of the Notes to Consolidated Financial Statements.

     Power Purchase Agreements. As of June 30, 1997, substantially all energy and capacity of the Company's existing majority-owned projects in the United States was being sold to 18 public utilities pursuant to take and pay long-term power purchase agreements with remaining terms ranging from approximately 6 months to 28 years. The Company's power purchase agreements generally require the utility company to purchase all energy delivered by the relevant facility. These power purchase agreements generally do not provide for termination prior to expiration except in the case of either continuing nonperformance by the Company or certain events of bankruptcy or insolvency of the project subsidiary.

     The Company's power purchase agreements have either fixed or fluctuating rates or a combination thereof. Fluctuating rate and combination rate contracts are generally based on avoided costs or a percentage thereof, and typically incorporate minimum prices which enable the Company to benefit from increases in energy prices but insulate it against significant decreases. The Company's fixed rate contracts often contain: (i) blended rates typically based on projected annual avoided costs averaged over a 15 to 30 year period; or (ii) an escalation factor that reflects estimated increases in projected annual avoided cost over the term of the contract. The escalation factor is often indexed to the Gross Domestic Product ("GDP") deflator. The Company also has contracts that provide for fixed rates or escalating fixed rates for up to 20 years, followed by adjustable rates based on a fixed percentage of actual annual avoided costs for the remaining term. Certain power purchase contracts provide for different rates based on-peak or off-peak generation of energy. As the Company's existing contracts mature or change from fixed rates to rates based on avoided cost, the Company will receive lower prices for its power to the extent that the currently low market price for electricity continues. Prices for electricity remain low as a result of reductions in the cost of power produced from natural gas due to lower natural gas prices and technological improvements which have lowered the capital cost and increased the efficiency of combustion turbines and other competing technologies. Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways to further increase competition in electricity markets by such means as customer choice of generation suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain additional long-term power purchase contracts.

     All of the Company's existing hydro facilities in the United States are QFs under PURPA, which requires utilities to purchase power from QFs, and exempts QFs from most utility regulatory requirements. Pursuant to PURPA, electric utilities are required to purchase power from QFs at prices based on the utilities' current avoided cost. Implementation of the regulations is delegated to state public utility commissions which may, at their discretion, establish long-term rates for a specified period higher than short-term avoided costs or may provide other kinds of incentives to QFs. In recent years, a number of utilities have begun to challenge certain provisions of PURPA as no longer appropriate in the current U.S. energy market. See "-- Energy and Environmental Regulation".

     The following table sets forth the Company's power sales by customer, the majority of which are utilities, for the year ended June 30, 1997:

                                                                                                    COMBINED
                                                                                                  REVENUES OF
                                                   REVENUES OF                                      PROJECTS
                                                   PROJECTS IN               REVENUES OF           100% OWNED
                                                  CONSOLIDATED              PROJECTS ONLY             AND
                                                   RESULTS OF                PARTIALLY             PARTIALLY
                                                   OPERATIONS        %         OWNED         %       OWNED         %
                                                   ----------        -         -----         -       -----         -
Niagara Mohawk Power Corp......................  $10,285,472       20.3     $5,326,023      21.5  $15,611,495     20.7
Commonwealth Electric Co.......................   10,685,185 (1)   21.1          --         --     10,685,185     14.2
Vermont Electric Power Producers, Inc..........    1,660,296        3.3      7,691,327      31.1    9,351,623     12.4
Puget Power....................................       --           --        7,462,800      30.2    7,462,800      9.9
New England Power Co...........................    6,183,617       12.2          --         --      6,183,617      8.2
N.Y. State Electric & Gas Corp.................    1,591,550        3.1      3,460,248      14.0    5,051,798      6.7
Central Maine Power Co.........................    4,615,333(2)     9.1          --         --      4,615,333      6.1
Duke Power Co..................................    3,427,923(1)     6.8         --           --       3,427,923    4.6
Idaho Power Co.................................    3,257,541        6.4          --         --      3,257,541      4.3
Public Service Co. of NH.......................    1,979,942        3.9        346,356       1.4    2,326,298      3.1
PacifiCorp.....................................    1,817,503        3.6        374,327       1.5    2,191,830      2.9
All other customers............................    5,161,035(2)    10.2         72,240       0.3    5,233,275      6.9

    Total                                        $50,665,397      100.0%   $24,733,321     100.0% $75,398,718    100.0%


 (1) Includes business interruption revenue representing lost generation recoverable from an insurance company as a result of an insurance claim. See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

 (2) Includes revenue of $1,605,158 and $273,872 from Central Maine Power Co. and Bangor Hydroelectric Co., respectively, generated by certain projects sold during the year. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

     Substantially all of the Company's existing power purchase agreements contain scheduled rates for delivered energy through 1998 or later, which protects the Company from decreases in energy prices and avoided costs from current levels until such time when the scheduled rate portion of the contract expires. Thereafter, certain contracts expire and others provide for prices based upon avoided cost. In general, the scheduled rates exceed the current avoided cost for delivered energy. Lower avoided costs of energy could significantly reduce the rates received by the Company under a particular contract once the period of scheduled rates terminates and could make it more difficult in the future for the Company to obtain contracts which can economically support development of new projects.

     The following table summarizes the actual or expected basis for determining future rates which are anticipated to be in effect under current and anticipated future power purchase arrangements for the Company's existing consolidated projects. To develop the information below, the Company first computed the average annual revenue for each project included in consolidated power sales revenues using actual revenues for each of the three years in the period ended June 30, 1997. This "revenue mix" was then applied to each of the respective project's power purchase agreement terms on the assumption that the Company's consolidated project portfolio and average revenue mix remains unchanged for the ten-year period shown in the table. Power purchase agreements which expire during the ten-year period shown are assumed to result in revenues based upon avoided costs for the period subsequent to contract expiration. The information shown below is not intended to represent actual future results, but is believed to be indicative of the portion of existing revenue that will be subject to avoided cost risk during the period shown. No assurance can be provided as to what the actual avoided cost risk will be for the period shown.

                                                                         % OF CURRENT       % OF CURRENT REVENUES
                                                                      REVENUES SUBJECT TO     SUBJECT TO RATES
                                                                       MINIMUM FIXED OR    DETERMINED PURSUANT TO
                         CALENDAR YEAR-END                            SCHEDULED RATES(1)        AVOIDED COST
                         -----------------                            ------------------        ------------
1998............................................................              93.4                    6.6
1999............................................................              86.8                   13.2
2000............................................................              85.5                   14.5
2001............................................................              66.6                   33.4
2002............................................................              66.6                   33.4
2003............................................................              64.2                   35.8
2004............................................................              64.2                   35.8
2005............................................................              63.2                   36.8
2006............................................................              62.9                   37.1
2007............................................................              61.0                   39.0


(1) Includes contracts with GDP or other similar adjustment provisions.

     In recent years, several public utility companies have approached independent power producers (each an "IPP"), including the Company, to renegotiate specified rates in their power purchase agreements alleging that these agreements force the utilities to purchase power from IPPs at rates higher than current avoided cost, resulting in higher rates to consumers. Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company which accounted for approximately 18.4% and 20.3% of consolidated power sales revenues in fiscal 1996 and fiscal 1997, respectively, has in the recent past issued statements and taken action, including legal action, indicating its desire to be relieved of its obligations under contracts with IPPs that NIMO considers uneconomic. In March 1997, NIMO announced that it reached preliminary agreements to restructure power purchase agreements with 19 IPPs. However, neither the Company nor any of its subsidiaries participated in these negotiations, and the impact of the announced settlements on the Company, if any, is unknown. NIMO has also unilaterally imposed a "generation cap" on three of the fifteen power purchase agreements it has with the Company, alleging reduced rates for power produced over a cap specified by the utility and withholding approximately $0.6 million of revenues to date. In response, the Company, in conjunction with other IPPs, has sought redress in court and expects the case to be decided during fiscal year 1998.

     Although the Company believes that its power purchase agreements are valid, binding and enforceable contracts, and economic when analyzed over the life of such contracts, and that the arguments raised by the utilities fail to acknowledge that IPP power is still often less expensive than alternative sources and less expensive than rates that might prevail had the utilities built their own additional capacity, there can be no assurance additional customers of the Company will not attempt to modify their contracts with the Company and, if such attempts succeed, that any such modifications will not have a material adverse effect on the Company's future revenues. Additionally, increased competition in the electricity industry might cause certain utilities to become higher credit risks. Although the ratings of the debt securities of many of the utilities which purchase power from the Company are currently investment grade, there can be no assurance of the long-term creditworthiness of any of the Company's customers. Should any customer fail, it might be difficult for the Company to replace an existing long-term contract with such a customer with a new contract with another customer on similar economic terms in the current environment. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     Precipitation, Water Flow and Seasonality. For hydroelectric facilities, the amount of energy generated at any particular facility depends upon the quantity of water flow at the site of the facility. Dry periods tend to reduce water flow at particular sites below historical averages, particularly if the facility has low storage capacity. Excessive water flow may result from prolonged periods of higher than normal precipitation or sudden melting of snow packs, possibly causing flooding of facilities and/or a reduction of generation at such sites until water flows return to normal. In cases of reduced or excess water flow, energy generation at such sites may be diminished. Pursuant to the Company's power purchase agreements, any diminished energy generation will have an adverse effect on revenues from that facility. While the Company does not have business interruption insurance to cover lost revenues as a result of drought or dry periods, the Company maintains business interruption insurance to cover, among other things, the loss of revenues above certain deductible levels, and subject to applicable insurance policy sub-limits and overall limits, arising from interruption of electricity generation due to damage caused by flooding and other catastrophic events.

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

INDUSTRIAL INFRASTRUCTURE BUSINESS

     In November 1995, the Company established a subsidiary, CHI Power, Inc., for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets in such sectors as pulp and paper, petroleum refining, chemicals, textiles, and other energy-intensive industries (the Company's "industrial infrastructure business"). James T. Stewart, former president of CRSS Inc., an independent power development company, was employed to head the subsidiary. Other individuals with experience in industrial energy project development, finance, management, and operations have also joined the Company in senior positions. The Company believes that diversification into the industrial market, if successful, would permit the Company to move away from relying exclusively on hydropower ownership and operation where the business climate is driven largely by legislation and regulation and the structural industry trends described above and where acquisition and development opportunities are believed to be limited.

     Effective July 1, 1996, Mr. Stewart was elected Chairman and Chief Executive Officer of the Company and began an organizational restructuring which, among other things, integrated the Company's traditional pursuit of additional hydropower business with development of its new industrial infrastructure business. The Company believes that it possesses expertise in certain areas, obtained through the hydropower business, that is readily transferable and applicable to the industrial infrastructure business, including project operation, management, administration, and financial structuring. This expertise can be combined with that of recently hired Company personnel with direct industrial project experience. In addition, the Company has offices in several U.S. states as well as Canada, affording a geographic base from which to pursue the new business.

     The Company seeks to acquire or develop the energy and infrastructure assets of energy and capital-intensive entities in industries such as pulp and paper, textiles, chemicals and petroleum refining companies. Such assets may include assets used to produce electricity, steam, or chilled water, or facilities used for chemical recovery, storage, and water and wastewater treatment. These assets are typically "non-core" assets that are necessary but ancillary to the customer's primary, or "core", manufacturing activities. By "outsourcing" its non-core infrastructure assets to the Company, the customer may derive a financial benefit and may also benefit from the opportunity to focus its resources on its core business, while the Company may benefit from the long-term revenue stream resulting from such an arrangement.

     CHI's industrial infrastructure business is strongly related to energy production but is not traditional cogeneration or independent power plant development. In the traditional cogeneration model, a developer finances and builds a power plant at an industrial facility, typically producing electricity that is sold at wholesale to the local electric utility and steam that is sold at retail to the industrial company. In contrast, CHI's industrial infrastructure business can involve a wide range of capital-intensive "utility" infrastructure assets, such as steam generators, air compressors, storage facilities, water management systems, and chemical recovery boilers. The transaction may, but need not necessarily, include electricity generation. The customer may seek to receive cash for, or "monetize," such assets if already existing, or to construct such assets, either new or as an upgrade or expansion of existing facilities. CHI will acquire or develop the assets, operate and manage them, and sell back the resulting product (steam, chilled water, compressed air, electricity, etc.) to the customers under a long-term contract, generally at retail, although individual project circumstances may include the sale of electricity to utilities.

     The Company believes that the potential market for its industrial infrastructure business in North America is very large, represented by approximately $40 billion in annual energy-related expenditures and $50 billion in annual capital expenditures on the part of companies in energy-intensive manufacturing sectors such as pulp and paper, petroleum refining, chemicals, and textiles. While the Company believes it possesses the expertise to successfully complete transactions in this market, no such transactions have been completed as of September 15, 1997 and there can be no assurance that any such transactions will be completed in the future.

ENERGY AND ENVIRONMENTAL REGULATION

     Energy Regulation. The Company is subject to federal and state (or in Canada, provincial) energy laws and regulations in connection with the development and operation of its hydroelectric and industrial projects. Depending on the project, these laws and regulations may govern the ownership structure of the projects, the rates, terms and conditions under which the Company may sell electric output from the projects to utilities or other customers, and the procedures under which these projects are constructed and operated. In the U.S., federal laws that affect the Company's business include:
(i) the Federal Power Act of 1935 ("FPA"); (ii) the Electric Consumer Protection Act of 1986 ("ECPA"); (iii) the Public Utilities Holding Company Act of 1935 ("PUHCA"); (iv) PURPA; and (v) the National Energy Policy Act of 1992 ("NEPAct"). A brief discussion of the impact of these laws on the Company follows.

     Under the FPA, substantially all of the Company's existing hydroelectric projects are subject to varying degrees of regulation by the Federal Energy Regulatory Commission ("FERC"), either as projects licensed by FERC or determined by FERC to be exempt from licensing requirements. FERC license compliance requirements and other regulatory requirements under the FPA can be complicated and expensive and can subject the Company to future regulatory requirements the nature and costs of which are currently unknown.

     The exemptions afforded by PURPA to QFs from extensive federal and state regulation are important to the Company and its competitors. Except for the projects which have been declared to be exempt wholesale generators ("EWG"), each of the operating conventional hydroelectric projects in the U.S. that the Company currently owns, operates or in which it has an investment meets the requirements under PURPA for being a QF. As an owner of QFs, the Company is exempt from many of the provisions of the FPA and PUHCA. However, some larger hydroelectric facilities (if acquired or developed by the Company) would not qualify as QFs. In addition, the Company believes that certain industrial energy facilities that it may acquire or develop in the future may not be QFs. The Company does not intend for its industrial energy facilities to be principally engaged in the sale of electric power to electric utilities at wholesale rates. However, to the extent they may sell such power, they may be subject to regulation by FERC or by the public service commissions in the states in which they operate or sell power.

     Electric Industry Restructuring. In recent years the federal government and many state governments have begun consideration of proposed legislation or regulations that would partially or wholly deregulate the electric power industry and institute competition at the level of retail electricity customers. In April 1996, FERC issued Order No. 888 which, among other things, requires electric utilities to file open access tariffs that offer others the same transmission services that the electric utilities provide themselves, encourages the establishment of Independent System Operators ("ISOs") as a means of fair administration of an open-access transmission system, and provides for utility recovery of investments that utilities do not expect to recover from their ratepayers under deregulation ("Stranded Costs"). In late 1995, the California Public Utility Commission issued an electric utility restructuring plan that implements retail customer choice in phases beginning in 1998 and requires divestiture of certain utility generating assets. Many other states (including New York among those in which the Company has significant interests) have considered, or are believed likely to consider, plans for electric utility restructuring that may include asset divestiture, ISOs, retail customer choice, and Stranded Cost recovery, although the details of such plans may vary considerably from state to state and may be in conflict with another state's plans or with FERC's Order No. 888. In 1996 and 1997, several bills were introduced in Congress that attempt to deal with electric industry restructuring on a nationwide basis, some of which set a deadline for enactment of full retail customer choice and the repeal of PURPA and PUHCA in states that provide for full retail electric competition. The Company believes that such restructuring, including significant elements of retail competition, is likely within the next few years with a variety of potential impacts both positive and negative on the Company. In the area of acquiring and developing industrial energy facilities, removing restrictions on retail sales of energy to industrial customers is likely to enhance the Company's prospects for completing transactions with such customers. In the area of hydroelectric generation, it is uncertain to what extent the Company's smaller hydroelectric facilities would be competitive in a fully deregulated energy market without the current benefits of PURPA that require electric utilities to purchase the output from these facilities. While the Company believes that its existing long-term power purchase contracts with utilities are legally binding for the duration of the contracts, there can be no assurance that the provisions of these contracts will not be affected by future legislation or regulation dealing with electric industry restructuring. (see "-- Power Purchase Agreements").

     Environmental Regulation. The Company is subject to extensive federal, state (in Canada, provincial) and local environmental laws and regulations applicable to the development and operation of its projects. Environmental laws and regulations may affect the Company's operations by delaying construction of a project or, although the Company has never experienced such an event, the closing down of an operating project for a period of time. In addition, environmental laws and regulations may affect the development time, site selection and permitting of new projects. The development of a power generation project typically requires numerous licenses, permits, approvals and certificates from governmental agencies. Procedures followed by certain of these permitting authorities may be affected by political factors.

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

COMPETITION

     In its hydroelectric business, the Company competes with a number of smaller and regional independent hydroelectric development companies and, on occasion, with other independent energy producers, utilities and utility subsidiaries for the rights to acquire, develop or operate additional conventional hydroelectric projects, which may cause fewer projects to be available at prices that will permit the level of return on investment which the Company seeks. Recent years have seen an increase in competition for available properties from large, well-capitalized companies, thereby driving down competitive rates of return and making it more difficult for the Company to successfully acquire additional projects.

     In its industrial energy business, the Company competes with a large number of well-capitalized companies, including many U.S. and foreign electric utilities and their affiliates, which are also attempting to serve the energy needs of industrial companies. However, the Company believes that there are relatively few companies seeking to serve the industrial energy market in the same manner as the Company, principally through requirements-based contracts and by offering multiple products and services.

PROPERTIES OWNED AND LEASED

     The Company leases its administrative offices at 680 Washington Boulevard, Stamford, Connecticut under a lease calling for annual payments of approximately $170,000 per year. Additional administrative offices and maintenance facilities are leased in Houston, Texas; Greenville, South Carolina; Anderson, California; Boise and Twin Falls, Idaho; Andover, Massachusetts; North Bend, Washington; and Montreal, Canada, with aggregate annual rental payments of approximately $200,000. The Company owns administrative offices in Lawrence, Massachusetts and Dexter, New York and a maintenance facility in Sanford, Maine.

     In addition to the foregoing, the Company owns and leases real estate in California, Connecticut, Idaho, Massachusetts, Maine, New Hampshire, New York, Ohio, Oregon, Pennsylvania, Washington, Virginia, South Carolina, North Carolina, Vermont, and Georgia. Except for certain small non-hydroelectric real estate parcels, this additional real estate constitutes property used in the hydroelectric generating projects operated by the Company. In the case of each of the conventional hydroelectric projects owned or leased by the Company, the project generally consists of a dam, water rights and interests and rights in real estate sufficient for the purposes of operating the facility, a powerhouse for the generation of electricity and other necessary equipment. Except as listed in the table entitled "Projects with Partial Ownership as of June 30, 1997" under "Conventional Hydroelectric Projects" above, such property and the federal and state permits and licenses are owned or leased by one or more subsidiaries of the Company or various limited partnerships in which such subsidiaries are the sole general and limited partners. The water rights held by the Company are subject to various restrictions and limitations with respect to environmental and other matters. In the opinion of management, none of such restrictions will have a material adverse effect on the business or operations of the Company.

EMPLOYEES

     The Company employs approximately 141 full-time and 92 part-time and temporary employees as of September 15, 1997. The Company's current employees are not represented by a collective bargaining group, and management considers its relations with employees to be good.

CERTAIN RISK FACTORS

     Certain statements contained in this Form 10-K that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to the Company's existing debt, industry trends and financing needs and opportunities; risks related to hydroelectric, industrial energy, pumped storage and other acquisition and development projects; risks related to the Company's power purchase contracts; risks and uncertainties related to weather conditions; uncertainties related to the Company's Chapter 11 Case; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. Certain of these risks are discussed more fully below and should be carefully considered along with the other matters described herein.

     High Leverage; Deficiency of Earnings to Fixed Charges and Preferred Stock Dividends; Maturing Obligations. The Company is currently highly leveraged, primarily as a result of a management buyout in 1988 (the "Management Buyout") (see Part III, Item 13, "Certain Relationships and Related Transactions -- GECC Relationship"), the refinancing of debt and capital in 1993 and the limited recourse and non-recourse debt financing of the acquisitions of its conventional hydroelectric power plants. As of June 30, 1997, the Company's total liabilities were $433.3 million, including $114.4 million of mandatorily redeemable preferred stock, its total assets were $243.6 million and its stockholders' deficit was $189.7 million. For each of the years ended June 30, 1997, 1996, 1995, 1994, and 1993, the earnings (before fixed charges, provisions for income taxes, extraordinary items and cumulative effect of accounting change) and net of non-cash charges to cover fixed charges ratios were 1.36, 1.61, 1.34, 1.32, and 1.08, respectively. For the years ended June 30, 1997, 1996, 1995, 1994, and 1993, the deficiency of earnings (before fixed charges, preferred stock dividends, provision for income taxes, extraordinary items and cumulative effect of accounting change) net of non-cash charges to cover fixed charges and preferred stock dividends were $14.3 million, $5.2 million, $13.1 million, $13.1 million, and $16.9 million, respectively. See calculations in Item 6, "Selected Financial Data", Footnotes 10 and 11.

     Restrictions Imposed by the Company's Existing Indebtedness. The Indenture relating to CHI's existing Senior Discount Notes (the "Indenture") and the certificate of designation relating to CHI's existing Series H Preferred Stock (the "Certificate of Designation") as well as CHI's existing working capital facility (the "DnB Facility") with Den norske Bank ("DnB") (see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Summary of Indebtedness") contain certain restrictive covenants. But for the commencement of CHI's Chapter 11 Case, such restrictions would affect, and in many respects would significantly limit or prohibit, among other things, the ability of the Company to incur recourse indebtedness, make prepayments of certain indebtedness, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock of restricted subsidiaries, create liens, sell assets and engage in mergers and consolidations. The covenants are subject to various exceptions which are generally designed to allow the Company to continue to operate its business without undue restraint and, therefore, are only limited prohibitions with respect to certain activities. There can be no assurance that if the financial restructuring of CHI were unsuccessful, the Company would be able to comply with covenants and other restrictions contained in the Indenture, its other indebtedness and the Certificate of Designation.

     Leveraged Project Financing. The Company's existing hydroelectric projects are and its future hydroelectric and industrial projects, if any, would likely be financed using a variety of structures primarily consisting of limited recourse or non-recourse debt. As of June 30, 1997, the Company had $100.3 million (exclusive of the Boott project operating lease) of direct project financing obligations that are limited recourse or non-recourse to CHI. As limited recourse or, except to the extent set forth below, non-recourse obligations, each such obligation is structured to be fully serviced out of each applicable project's cash flow, generally without any claim against CHI's general corporate funds. In the event of a project default and assuming CHI is unable or chooses not to cure such default within applicable cure periods (if any), the lenders or lessor would generally have rights to the facility, related contracts and all licenses and permits necessary to operate the facility and, in the event of foreclosure after such a default, the Company might not retain any interest in such project.

     Certain project acquisitions have been financed by General Electric Capital Corporation ("GECC"), which has required the guarantee of CHI Acquisitions, Inc. ("CHI Acquisitions"), a subsidiary of CHI which is the parent of each of the entities formed to acquire such projects. Thus, each such project is vulnerable in the event of a default by any of the other projects owned indirectly by CHI Acquisitions. Although all of this guaranteed financing has been repaid, a tax indemnity and performance guarantee relating to one project will remain (see
Note 11 of the Notes to Consolidated Financial Statements for additional information with respect to the tax indemnity). Certain other projects acquired by CHI Acquisitions II, Inc. ("CHI Acquisitions II"), a subsidiary of CHI, were financed by CHI Acquisitions II with two loans from GECC (see Note 6 of the Notes to Consolidated Financial Statements for additional information). One such loan has been secured by the projects acquired and the other loan by the cash flows of certain other projects of which CHI Acquisitions II is the parent. In addition, there can be no assurance that, in respect of any financing of projects in the future, GECC will not require CHI Acquisitions, CHI Acquisitions II or another subsidiary of CHI to guarantee or otherwise secure the indebtedness in respect of such future projects, rendering projects owned by such guaranteeing subsidiary vulnerable in the event of a default in respect of any one of such projects.

     Net Losses; No Assurance of Future Profitability. The Company incurred the following net losses for each of the last five fiscal years: $5.4 million for the fiscal year ended June 30, 1997; $88.3 million for the fiscal year ended June 30, 1996 (including $87.2 million of a non-cash charge for the impairment of long-lived assets); $16.3 million for the fiscal year ended June 30, 1995 (including a $1.3 million of a non-cash charge for the impairment of long-lived assets); $33.6 million for the fiscal year ended June 30, 1994 (including $19.2 million for a non-cash charge related to a cumulative effect of an accounting change); and $10.8 million for fiscal year ended June 30, 1993. These results were due primarily to the effects of the debt and other costs associated with the extensive acquisition program carried on since the Company's inception, the 1988 Management Buyout and, with respect to the fiscal year ended June 30, 1993, the recapitalization and the refinancing and accounting requirements associated with their respective components, and with respect to fiscal year ended June 30, 1996, the charge for the impairment of long-lived assets. There can be no assurance of the future profitability of the Company.

     Dependence on Precipitation and Effects of Variations in Water Flow and Seasonality. The amount of hydroelectric energy generated at any particular conventional hydroelectric facility depends upon the quantity of water flow at the site of the facility. In cases of reduced or excessively high water flow, energy generation at such site may be diminished, particularly if the facility has low storage capacity. Pursuant to the Company's power purchase agreements, any diminished energy generation will have an adverse effect on revenues from that facility. In the three years prior to 1996, the Company experienced low water flow relative to long-term indications at many of its facilities. The effect on revenues of the lower than average flows was most adverse in the Northeast, a region in which a majority of the Company's projects are located and where the Company's rates received for power sales are highest on average. The Northeast region experienced below average water flows during 1995, 1994 and 1993, while experiencing above average flows in 1997 and 1996. While the Company does not have business interruption insurance to cover lost revenues as a result of drought or dry periods, the Company carries business interruption insurance to cover, among other things, the loss of revenues above certain deductible levels and subject to applicable insurance policy sub-limits and overall limits arising from interruption of electricity generation due to damage caused by flooding. There can be no assurance that such coverage will remain available on acceptable terms.

     Production of electricity by the Company is typically greatest in its third and fourth fiscal quarters (January through June), when water flow is at its highest level at most of the Company's projects, and lowest in the first fiscal quarter (July through September). The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

     Changes in Applicable Rates; Energy Price Declines. From 1998 through 2007, rates paid to the Company pursuant to power purchase agreements representing approximately 39.0% of the Company's average power sales revenues for the fiscal year ended June 30, 1997, will be affected by changes from scheduled rates to rates based on the applicable utilities' then current avoided cost. Use of avoided cost is driven by either the specific terms of certain power purchase agreements or the expiration of the remaining agreements during the period presented and the assumed utility purchase of project generation, in accordance with the requirements of PURPA and the regulations adopted thereunder. A utility's avoided cost rate is equal to the incremental cost that would have been incurred if the utility had generated the energy itself or purchased it from another source. Consequently, the Company's revenue at such time will be adversely affected if the then current utility avoided cost is lower than the scheduled rate previously in effect.

     The majority of the generating capacity of the Company's operating projects is contracted through 2020. However, if energy prices remain at current levels or decline, the rates negotiated by the Company for new contracts, contract rates based upon utility avoided costs or extensions of existing contracts could be adversely affected.

     Dependence on Commonwealth Electric Company ("CEC"), Central Maine Power Company ("CMP"), NIMO, New England Power Company ("NEPCO") and Duke Power Company ("Duke"); Creditworthiness of the Company's Customers. A substantial portion of the Company's power is sold to five customers pursuant to various long-term power purchase agreements. Sales to CEC, CMP, NIMO, NEPCO and Duke represented approximately 21%, 9%, 20%, 12% and 7%, respectively, of the consolidated revenues of the Company for the fiscal year ended June 30, 1997. In the recent past, NIMO has issued statements indicating its desire to be relieved of its obligations under contracts with independent power producers that NIMO considers uneconomic. While offering to renegotiate such contracts, NIMO has in the past proposed that, should negotiations fail and NIMO be unable to gain alternative economic relief, NIMO would seek to take possession of associated projects through the power of eminent domain and has indicated that it would consider the possibility of restructuring under chapter 11 of the Bankruptcy Code should its proposal prove unachievable. The Company understands that the ratings of the debt securities of NIMO were lowered to below investment grade following NIMO's filing of a proposal with the New York State Public Service Commission on October 6, 1995. In March 1997, NIMO announced an agreement-in-principle with owners of forty-four of its power sales contracts with IPPs in exchange for a combination of cash and NIMO stock. NIMO has not offered to buy out any of the Company's power sales contracts in conjunction with the group buy-out offer and the Company does not know what effect, if any, the proposed buy-out will have on the Company's contracts with NIMO. There can be no assurance of the long-term creditworthiness of any of the Company's customers.

     Energy and Environmental Regulation. All of the Company's existing operating hydroelectric projects, while exempt from public utility regulation, are subject to varying degrees of regulation by FERC and state agencies. Substantially all of the Company's generating capacity has either been licensed or granted an exemption from licensing as required under the FPA. There is no guarantee that a FERC license can be obtained or renewed. Although the Company has not encountered significant difficulties in transferring, amending or obtaining licenses, there can be no assurance that it will not encounter significant difficulties in this regard in the future, nor can there be any assurance that existing regulations will not be revised or that new regulations will not be adopted or become applicable to the Company that could have an adverse effect on its operations.

     The Company's activities require numerous permits, approvals and certificates from appropriate federal, state and local government agencies as well as compliance with certain environmental protection legislation and the FPA. While the Company believes it has obtained the requisite approvals for its existing operations and that its business is operated in accordance with applicable law, it remains subject to a varied and complex body of regulations that both public officials and private individuals may seek to enforce. Such laws and regulations may affect operations by delaying construction or forcing a temporary or permanent closure of a project and may affect site selection or permitting of new projects. Based on current trends, the Company expects that environmental and land use regulation will become more stringent. There can be no assurance that existing regulations will not be revised or that new regulations that could have an adverse effect on its operations will not be adopted or become applicable to the Company nor can there be any assurance that the Company will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable statutes or regulations.

     Uncertainty as to Future Opportunities in Hydroelectric Business. The Company believes that opportunities to continue to expand its conventional hydroelectric generation business through the acquisition of additional facilities and the securing of O&M contracts are likely to be limited. There can also be no assurance that the Company will be able to take advantage of such opportunities on terms acceptable to it, nor can there be any assurance that the Company will be able to obtain financing with respect to such opportunities. In addition, a number of industry issues, including issues related to the availability, term and pricing of future power purchase agreements and higher acquisition prices resulting from increased competition in certain segments are limiting and are expected to continue to limit the Company's near-term opportunities to acquire additional hydroelectric capacity at acceptable rates of return. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     In addition, the Company believes that near-term prospects for successful development of new hydroelectric facilities in North America are severely limited due to regulatory restrictions that increase the cost of hydroelectric development combined with the current energy market, in which low energy prices do not make hydroelectric development economically attractive. The development of new hydroelectric projects includes certain risks not associated with the purchase of operating facilities, including licensing, environmental, engineering, equipment, power sales, construction and distribution risks, as well as implementation risks such as cost overruns, delays and performance risks. There is no assurance that the Company will be able to raise development capital and obtain satisfactory project development agreements, construction contracts, power purchase agreements, licenses and permits or financing commitments with respect to the projects currently under development or any projects that the Company might wish to develop in the future. Further, there can be no assurance that equity or non-recourse or limited recourse development capital, similar to that which the Company has used generally to finance development projects, is currently available or will be available on a similar basis in the future. If the Company terminates a project, it would generally not be able to recover its investment in such a project and would expense all capitalized development costs incurred in connection therewith.

     Uncertainty as to Future Opportunities in Industrial Infrastructure Business. Recognizing the barriers to continued growth in its hydroelectric business, in November 1995, the Company established a subsidiary, CHI Power, Inc., for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets in such sectors as pulp and paper, petroleum refining, chemicals, textiles, and other energy-intensive industries. The Company has integrated its hydroelectric and industrial businesses and has begun to seek opportunities for providing energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, will permit the Company to move away from relying exclusively on hydropower ownership and operation where the business climate is driven largely by legislation and regulation and certain adverse trends and where the Company currently believes that acquisition and development opportunities are limited. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. The Company believes that opportunities exist for industrial energy transactions and that it possesses the required technical and development expertise to complete such transactions successfully. As of September 15, 1997, the Company had not completed any such transaction, and there can be no assurance that any such transaction will occur.

     Significant Holders. As of September 15, 1997, Morgan Stanley Leveraged Equity Fund, II, L.P. ("MSLEF II') owned 80.0% of the Company's Series F and Series G Preferred Stock which currently has 25 votes per share and which would, if converted, currently represent 48.8% of CHI's common stock on a fully diluted basis. Madison Group, L.P. ("Madison") owns 17.8% of the Company's Series F and Series G Preferred Stock which would, if converted, currently represent 10.8% of CHI's common stock on a fully diluted basis. See Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management". The general partner of MSLEF II and Morgan Stanley & Co. Incorporated ("Morgan Stanley") are both wholly owned subsidiaries of Morgan Stanley Group Inc. ("MS Group"), and two of the directors of the Company are officers of Morgan Stanley.

     As a result of such ownership and certain rights of MSLEF II and Madison (together, the "Investors"), pursuant to CHI's Restated Certificate of Incorporation and the Amended and Restated Stockholders, Option holders and Warrant holders Agreement, dated as of March 25, 1992, among CHI and certain stockholders, optionholders and warrantholders of CHI, MSLEF II would be in a position, acting either separately or together with Madison, under certain circumstances to control the affairs of CHI. In addition, the Investors have granted each other certain first refusal rights in the event one of them approves a sale of CHI to an independent third party.

     It is anticipated that, as of the Effective Date, certain holders of the

Senior Discount Notes will receive distributions of the New Common Stock representing in excess of five percent (5%) of the outstanding shares of the New Common Stock. For a list of such holders, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management." If holders of significant numbers of shares of the New Common Stock were to act as a group, such holders could be in a position to control the outcome of actions requiring stockholder approval. This concentration of ownership could also facilitate or hinder a negotiated change of control of reorganized CHI and, consequently, have an impact upon the value of the New Common Stock. In that regard, all holders of New Common Stock will be subject to a new stockholders' agreement (the "New Stockholders' Agreement"), which agreement includes, among other things, certain "drag along" and "tag along" rights.

     Risk of Non-Confirmation of the Plan of Reorganization. Although CHI believes that the Plan of Reorganization will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion. Moreover, there can be no assurance that modifications of the Plan of Reorganization will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes.

     Risk of Non-Occurrence of the Effective Date. Although CHI believes that the Effective Date may occur soon after the date that the Bankruptcy Court confirms the Plan of Reorganization (the "Confirmation Date"), there can be no assurances as to such timing. Moreover, if the conditions precedent to the Effective Date have not occurred or been waived within sixty days after the Confirmation Date, the Bankruptcy Court, upon notification from CHI, may vacate the order confirming the Plan of Reorganization, in which event, the Plan of Reorganization would be deemed null and void, and CHI may propose to solicit votes on an alternative plan of reorganization that may not be as favorable to parties in interest as the Plan of Reorganization.

     Effect of CHI's Chapter 11 Case on Its Subsidiaries. CHI does not anticipate the commencement of the Chapter 11 Case for any of its operating subsidiaries or affiliated entities which own the hydroelectric projects set forth in Schedule I to the Disclosure Statement dated August 8, 1997, attached hereto as Exhibit 2.1. CHI does not believe that the Chapter 11 Case will adversely affect the businesses of such entities. Nevertheless, if the Chapter 11 Case is protracted, the possibility of adverse effects on such entities may increase. Although CHI does not believe that creditors or customers of substantially all, if not all, of its subsidiaries and affiliated entities which own the hydroelectric projects have the legal right to take actions with respect to such entities due to the commencement of the Chapter 11 Case by CHI, certain of such creditors or customers may attempt to take certain actions nonetheless. In the event such creditors or customers seek to do so, the subsidiaries and related entities will not have the benefit of the automatic stay provisions of the Bankruptcy Code. Although there can be no assurance, CHI believes that such actions would not have a material adverse effect on the business or financial condition of CHI.

ITEM 2.     PROPERTIES

     The information concerning properties required by Item 2 is set forth in
Part I, Item 1, of this Form 10-K.



ITEM 3.     LEGAL PROCEEDINGS

     CHI is currently a debtor in possession in a chapter 11 reorganization case (no. 97-1924(SLR)) pending in the United States Bankruptcy Court for the District of Delaware and has obtained certain routine relief from the Bankruptcy Court attendant thereto. Since the commencement of the Chapter 11 Case on September 15, 1997, the Bankruptcy Court has had jurisdiction over CHI and its assets, wherever located. The Judge presiding over the Chapter 11 Case is the Hon. Sue L. Robinson, United States District Court Judge. Although the management of CHI believes that the Plan of Reorganization will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

     On September 2, 1997, a shareholder of CHI filed a civil action against CHI, certain of its current and former officers and directors and Morgan Stanley & Co., Incorporated in Connecticut Superior Court, Judicial District of Stamford, entitled Charles J. Lindsay v. Consolidated Hydro, Inc., et al., alleging, among other things, that the such officers and directors of CHI breached their fiduciary duty to the holders of CHI's class A common stock by proposing a Plan of Reorganization which eliminates CHI's old common stock. If successful, the lawsuit could potentially result in modification or termination of the Plan of Reorganization. However, CHI's management believes that this lawsuit is without merit.

     In addition, the Company is involved in various legal proceedings which are routine litigation matters incidental to the conduct of its business. CHI's management currently believes that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted during the fourth quarter of the year ended June 30, 1997. On August 8, 1997, the Company distributed a Disclosure Statement to holders of Senior Discount Notes and Preferred Stock for the purpose of obtaining acceptance of the Plan of Reorganization prior to the filing of a case under chapter 11 of the Bankruptcy Code. As of September 9, 1997, the overwhelming majority of the holders of Senior Discount Notes and Preferred Stock voted to accept the Plan of Reorganization.

                                     PART II



ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


     As of September 15, 1997, the number of holders of record of the class A common stock of CHI was 56, and no shares of class B common stock were outstanding. There is no public market for CHI's common stock. No dividends were declared on either class of CHI's common stock in fiscal 1997 or 1996.

     Pursuant to the Plan of Reorganization, it is expected that on the Effective Date 20,000,000 shares of New Common Stock will be authorized as follows: 9,085,517 shares of New Class A Common Stock and 914,483 shares of New Class B Common Stock to be issued on the Effective Date and 10,000,000 additional shares of New Common Stock which may be issued as either New Class A Common Stock or New Class B Common Stock, as applicable. Of the 10,000,000 shares of New Common Stock which are being authorized on the Effective State but not issued, 1,337,127 shares will be reserved for issuance if, as and when the holders of the New Warrants exercise such warrants and 810,811 shares of New Class A Common Stock will be reserved for issuance, if as and when, the holders of Management Options exercise such options.

     The following is a description of the two classes of New Common Stock, the two classes of New Warrants and the Management Options to be issued on the Effective Date, as well as a summary of the principal provisions of the registration rights agreement (the "Registration Rights Agreement") and the New Stockholders' Agreement to become effective on the Effective Date (each such document is being filed as an exhibit to this Form 10-K):

     New Class A Common Stock. Pursuant to the Plan of Reorganization, on the Effective Date, it is expected that 9,085,517 shares of New Class A Common Stock will be issued and distributed to substantially all of the holders of Senior Discount Notes and 810,811 shares of New Class A Common Stock will be reserved to satisfy the obligation of reorganized CHI under the Management Options. For a discussion of the Management Options, see "--Management Options." Each share of New Class A Common Stock will entitle its holder to one vote. Holders of New Class A Common Stock will have the right to participate proportionately in dividends, if any, distributed by reorganized CHI.

     New Class B Common Stock. Pursuant to the Plan of Reorganization it is expected that, on the Effective Date, 914,483 shares of New Class B Common Stock will be issued and distributed to a holder of Senior Discount Notes. Each share of New Class B Common Stock will entitle its holder to one-hundredth (1/100) of one vote. Holders of New Class B Common Stock will have the right to participate proportionately in dividends, if any, distributed by reorganized CHI. The New Class B Common Stock is being issued to a holder of Senior Discount Notes, at such holder's request, to provide to such holder reduced voting rights in reorganized CHI. Pursuant to the Restated Certificate of Incorporation of CHI, upon any transfer of shares of New Class B Common Stock, the shares of New Class B Common Stock will automatically convert into an equal number of shares of New Class A Common Stock.

     New Series B Warrants. The New Series B Warrants, which will be issued to the holders of Preferred Stock on the Effective Date and expire on the sixth anniversary of the Effective Date, entitle such holders to subscribe for the purchase of up to an aggregate of 7.5% of the New Common Stock, subject to dilution due to the issuance by reorganized CHI of shares of New Common Stock pursuant to the exercise of the New Series C Warrants or the Management Options by the holders thereof. The New Series B Warrants are exercisable for up to 1% of the New Common Stock of reorganized CHI if, as and when the total capital (debt and equity) invested in industrial infrastructure projects (as described in Part I, Item 1, "Business -- Industrial Infrastructure Business") that either
(i) close within 3 years from the Effective Date or (ii) are subject to a legally binding and enforceable agreement between reorganized CHI or any of its subsidiaries and a party sponsoring a development or acquisition of such industrial infrastructure projects within such 3 year-period and thereafter close within the term of the New Series B Warrants, equals $60 million. The additional New Series B Warrants exercisable for the remaining 6.5% of the New Common Stock vest incrementally if, as and when the total capital invested in industrial infrastructure projects increases from $60 million to $450 million within the time periods set forth above. The exercise price per share of the New Common Stock subject to the New Series B Warrants will be $10 (subject to adjustment as provided in the next sentence). The New Series B Warrants will have customary antidilution provisions and protections against certain extraordinary distributions.

     New Series C Warrants. The New Series C Warrants, which will be issued to the holders of Preferred Stock on the Effective Date and expire on the eighth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 5.0% of the New Common Stock, subject to dilution due to the issuance by reorganized CHI of shares of New Common Stock pursuant to the exercise of the New Series B Warrants or the Management Options by the holders thereof. The exercise price per share of the New Common Stock subject to the New Series C Warrants will be determined by reference to the accreted value of the Senior Discount Notes as of September 15, 1997 (the date CHI commenced its Chapter 11 Case), which is approximately $183 million. The exercise price per share of the New Common Stock, subject to the New Series C Warrants will be approximately $18.36 (subject to adjustment as provided in the next sentence). The New Series C Warrants will contain customary antidilution provisions and protections against certain extraordinary distributions.

     Management Options. The Management Options, which will be issued to certain members of reorganized CHI's management on the Effective Date pursuant to a 1997 stock option plan and management option agreements (the "1997 Stock Option Plan and Management Option Agreements") and expire on the seventh anniversary thereof, will be exercisable for the purchase of up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by reorganized CHI of shares of New Common Stock pursuant to the exercise of the New Series B Warrants or the New Series C Warrants by the holders thereof. The Management Options will contain customary antidilution provisions and protections against certain extraordinary distributions. For a more detailed discussion of the Management Options, see Part III, Item 11, "Executive Compensation as of the Effective Date -- 1997 Stock Option Plan and Management Option Agreements."

     Registration Rights Agreement. Each person or entity receiving a distribution of New Common Stock, New Warrants or New Common Stock issued upon the exercise of the New Warrants or the Management Options pursuant to the Plan of Reorganization will be entitled to become a party to the Registration Rights Agreement. Under the Registration Rights Agreement, which has been filed in the Bankruptcy Court as an exhibit to the Plan of Reorganization, holders of the New Common Stock and New Warrants (including shares of New Common Stock issued upon the exercise thereof) will be entitled to certain demand and incidental (or "piggyback") registration rights, and holders of the Management Options will be entitled to certain incidental (or "piggyback") registration rights with respect to shares of New Class A Common Stock issued upon the exercise thereof. The Registration Rights Agreement will contain customary suspension, "hold back", indemnification/contribution and priority provisions.

     New Stockholders' Agreement. Under the terms of the Plan of Reorganization, each holder (including each original recipient and transferee of an original recipient or other transferee) of the New Common Stock and of the New Common Stock issued upon exercise of the New Warrants or the Management Options (collectively, the "New Securities") is bound by the New Stockholders' Agreement, which has been filed in the Bankruptcy Court as an exhibit to the Plan of Reorganization. The New Stockholders' Agreement contains certain provisions relating to the size and composition of the Board of Directors of restructured CHI. See Part III, Item 12, "Directors and Executive Officers of the Registrant -- Directors and Executive Officers as of the Effective Date." In addition, the New Stockholders' Agreement provides that each holder of New Common Stock is entitled to participate on a pro-rata basis in any sale of 50% or more of the outstanding New Common Stock and that each holder of New Securities (including, in certain circumstances, holders of New Warrants and Management Options) may be required to sell its New Securities in any sale of 66-2/3% or more of the New Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


     The following Income Statement and Balance Sheet Data has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements for the fiscal years ended June 30, 1997, 1996, 1995, 1994, and 1993, and the related Notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                                                                                 Year Ended June 30,
                                                                                 -------------------
                                                                1997        1996          1995        1994         1993
                                                                ----        ----          ----        ----         ----
                                                                           (Dollars in Thousands, Except Per Share Amounts)

INCOME STATEMENT DATA:
Revenue
    Power generation revenue                                     $50,665   $  49,761     $39,387     $36,184     $32,776
    Management fees and operation & maintenance revenue            5,395       4,986       4,326       5,677       2,501
    Equity income in partnership interests and other               1,320         737         245         335         ---
                                                             -----------   ---------   ---------    --------    --------
partnership income

Total revenue                                                     57,380      55,484      43,958      42,196      35,277
                                                             -----------   ---------   ---------    --------    --------
Costs and expenses
    Operating                                                     18,015      17,957      15,895      16,466      11,762
    General and administrative                                     8,422       6,447       6,799       7,285       5,204
Charge for employee and director equity
      participation programs (1)                                     100         259         339         670       1,075
    Depreciation and amortization                                  8,661       9,846       9,625       8,679       7,601
    Lease expense                                                  5,764       6,072       5,753       5,386       5,230
    Charge for impairment of long-lived assets                                87,202       1,272         --           --
                                                             -----------   ---------   ---------    --------    --------
                                                                      83
Total costs and expenses                                          41,045     127,783      39,683     38,486       30,872
                                                             -----------   ---------   ---------    --------    --------
Income/(loss) from operations                                     16,335    (72,299)       4,275       3,710       4,405
Interest income                                                    1,661       1,032       1,416       1,052         987
Other income                                                         434         368         185         107         186
Interest expense                                                 (29,591)    (26,876)    (21,778)    (18,980)    (13,868)
Minority interests in loss/(income) of consolidated
    subsidiaries                                                   --          2,063                    (15)         100
                                                             -----------   ---------   ---------    --------    --------
                                                                                               3
    Loss before income taxes, extraordinary
      items and cumulative effect of accounting change           (11,161)    (95,712)    (15,899)    (14,126)     (8,190)
Benefit/(provision) for income taxes                                 119       7,381        (377)       (264)       (319)
                                                             -----------   ---------   ---------    --------    --------
    Loss before extraordinary items and cumulative
      effect of accounting change                               (11,042)     (88,331)    (16,276)    (14,390)     (8,509)
Extraordinary items (2)
    Gain/(loss) on early extinguishment of debt
        (net of income tax of $3,414)                             5,658          --          --          --       (2,269)
                                                             -----------   ---------   ---------    --------    --------

    Loss before cumulative effect of accounting change           (5,384)     (88,331)    (16,276)    (14,390)    (10,778)
Cumulative effect of accounting change (3)                         --           --            --     (19,204)         --
                                                             -----------  -----------   ---------    --------   ---------
Net loss                                                     $   (5,384)  $  (88,331)  $ (16,276)   $(33,594)   $(10,778)
                                                             ===========  ==========    =========   =========   =========

Net loss applicable to common stock                           $ (31,275)  $ (112,063)   $(38,384)   $(54,281)   $(29,007)
                                                             ===========  ==========    =========   =========   =========

Net loss per common share -- before extraordinary
      items and cumulative effect of accounting change       $   (28.72)  $  (87.45)    $(30.21)    $(27.70)    $(21.12)

Net loss per common share -- primary and fully
      diluted(4)                                             $   (24.32)  $  (87.45)    $(30.21)    $(42.87)    $(22.91)

Cash dividends per common share                                  --           --          --          --          --



                                                                              Year Ended June 30,
                                                                              -------------------
                                                                1997        1996        1995        1994        1993
                                                                ----        ----        ----        ----        ----
                                                                      (Dollars in Thousands, Except Per Share Amounts)

OPERATING DATA:

Megawatts operated                                           342.61      343.66      379.08         329.08      220.98
Capital expenditures
    Cost of acquisitions and partnership interests             $--        $  --      $35,503        $15,230      $   16

    Cost of development expenditures                          2,045       1,968        6,086(5)       8,319(5)  10,580 (5)
    All other capital expenditures associated with operating
       projects, including changes in other long-term
       assets net                                             9,226       3,460        2,288           (332)     4,244
Interest, net (6)                                            27,930      25,844       20,362         17,928     12,881

Cash interest, net (7)                                        6,962       7,725        4,702          4,009     11,514
Net debt (8)                                                237,579     242,786      237,196        190,678    159,865
Ratios and Other Data:

EBDIAT (9)                                                   25,613      25,376       15,696         13,166     13,267
EBDIAT/Interest, net (10)
                                                              2,317         468        4,666          4,762       1.03
EBDIAT/Cash interest, net                                      3.68        3.28         3.34           3.28       1.15
Net debt /EBDIAT                                               9.28        9.57        15.11          14.48      12.05
Net debt  and mandatorily redeemable preferred
      stock/EBDIAT                                            13.74       13.45        20.51          19.98      16.68
Deficiency of earnings to fixed charges (11)                 11,350      97,417       18,850         16,429      8,743
Deficiency of earnings to fixed charges and preferred
      stock dividends (12)                                   37,241     121,149       40,958         37,117     26,972

BALANCE SHEET DATA:

Cash and cash equivalents                                    32,502      23,834       16,682         14,155     42,617
Current assets                                               41,003      33,041       25,454        24,649      49,467

Current liabilities                                          13,924      16,061       13,602         9,990      22,465
Total assets                                                243,628     244,657      330,617       286,827     286,521
Long-term debt                                              262,615     260,158      248,887       201,620     189,186
Mandatorily redeemable preferred stock                      114,372      84,690       72,401        61,428      98,604
Stockholders' (deficit)/equity                             (189,679)   (168,627)     (66,641)      (38,414)      5,472

---------------

(1) This non-cash charge accounts for the equity entitlements granted to certain key employees and certain directors pursuant to both the arrangements surrounding the conversion of the class B common stock to class A common stock and the vested entitlements under the Performance Unit Plan pursuant to the Stock Option Plan. See Notes to Consolidated Financial Statements for the fiscal years ended June 30, 1997, 1996 and 1995 (the "Consolidated Financial Statements").

(2) The fiscal 1993 amount consists of premiums paid and the write-off of certain debt issuance costs associated with the early extinguishment of debt, which included the repurchase of $13,195,000 principal amount of 13% Debentures and the repayment of approximately $20,435,000 principal amounts of GECC project indebtedness. The fiscal 1997 amount results from the purchase of a non-recourse project term loan, $14,500,000 at June 30, 1996, for $5,000,000, including certain required reserves and closing costs of approximately $500,000. The gain recorded is net of certain transaction costs of approximately $187,000 and income tax of $3,414,000.

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

(6)    Interest, net is defined as interest expense less interest income.

(7)    Cash interest, net is defined as cash interest less interest income.

(8) Net debt is defined as total debt less cash and cash equivalents (which include restricted cash that, at the end of each period presented, has ranged from $4.3 million to $13.2 million and was $8.3 million at June 30, 1997).

(9) EBDIAT is defined as income/(loss) from operations plus depreciation, amortization, other non-cash charges to income and other income. EBDIAT and EBDIAT ratios are not measures of performance or financial condition under generally accepted accounting principles, but are presented to provide additional information related to fixed charge service capability. EBDIAT should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles.

(10) Computations resulting in a ratio of less than one are disclosed as a deficiency and represent the dollar amount of EBDIAT required to attain a ratio of one-to-one.

(11) For the purpose of calculating the deficiency of earnings to fixed charges, earnings are determined by adding fixed charges (excluding capitalized interest) to loss before provision for income taxes, extraordinary items and cumulative effect of accounting change. Fixed charges consist of interest expense, amortization of debt issuance costs and the imputed interest on the Company's Boott facility lease, which is accounted for as an operating lease. These deficiencies primarily reflect non-cash charges. An analysis of such non-cash charges and the resulting ratio or reduced deficiency adjusted for such charges follows.

(12) For the purpose of calculating the deficiency of earnings to fixed charges and preferred stock dividends, earnings are determined by adding fixed charges (excluding capitalized interest) and preferred stock dividends to loss before provision for income taxes, extraordinary items and cumulative effect of accounting change. Preferred stock dividends consist of the cumulative undeclared dividends on Series F and G Preferred Stock and dividends and accretion on the Series H Preferred Stock. These deficiencies primarily reflect non-cash charges. The analysis of such non-cash charges is the same as that set forth in the preceding footnote and the resulting ratio or reduced deficiency adjusted for such charges follows:

                                                                           Year Ended June 30

                                                        1997        1996         1995       1994         1993
                                                        ----        ----         ----       ----         ----
                                                                               (Dollars in Thousands)
Non-cash interest                                  $  19,709   $  18,629     $ 16,610   $ 14,629     $  1,401

Depreciation and amortization                          8,661       9,846        9,625      8,679        7,601
Other non-cash (gains)/charges, net                   (5,475)     87,461        1,611        670        1,075
                                                  -----------  ----------- ----------  ----------  ----------
                                                   $  22,895    $ 115,936    $ 27,846   $ 23,978      $10,077
                                                      =======     =======      ======     ======       ======


Resulting ratio of earnings
   to fixed charges                                      1.36        1.61        1.34       1.32         1.08



                                                                     Year Ended June 30,

                                                         1997       1996         1995      1994           1993
                                                         --------   ----         ----      ----           ----
                                                                      (Dollars in Thousands)

Resulting ratio of earnings
   to fixed charges and
   preferred stock dividends                          --           --          --         --               --

Deficiency of earnings
   to fixed charges and
   preferred stock dividends                        $14,346      $5,213      $13,112    $13,139      $16,895


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Consolidated Hydro, Inc. ("CHI", together with its consolidated subsidiaries the "Company") is principally engaged in the development, operation and management of hydroelectric power plants. The Company's operating hydroelectric projects are located in 15 states and one Canadian province. In November 1995, the Company established a subsidiary, CHI Power, Inc., for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets.

     The Company's existing U.S. projects are clustered in four regions: the Northeast, Southeast, Northwest and West, with a concentration in the Northeast. CHI has developed what it believes to be an efficient "hub" system of project management designed to maximize the efficiency of each facility's operations. The economies of scale created by this system include reduced costs related to centralized administration, operations, maintenance, engineering, insurance, finance and environmental and regulatory compliance. The hub system and the Company's operating expertise have enabled the Company to successfully integrate acquisitions into its current portfolio and increase the efficiency and productivity of its projects.

     The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. On June 30, 1997, the Company had a 100% ownership or long-term lease interest in 55 projects (145 megawatts), a partial ownership interest in 11 projects (82 megawatts), and operations and maintenance ("O&M") contracts with 24 projects (116 megawatts).

     On December 23, 1996, the Company sold 15 of its 100% owned hydroelectric facilities ("CHI Maine"), located in the Northeast region. In connection with the disposition, the Company executed a contract to operate and maintain the facilities for an initial period of up to 15 years. See Note 4 to the Consolidated Financial Statements included herewith.

     CHI sells substantially all of the electric energy and capacity from its U.S. projects to public utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

     In fiscal 1996, the Company wrote down the carrying values of its pumped storage development assets, certain investments in partnerships which own hydroelectric facilities and certain of its conventional hydroelectric assets to $0.1 million, $0.8 million and $26.0 million, respectively. The Company has determined that it is highly unlikely that it will successfully develop its pumped storage projects. See "Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995 - SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     In addition, during fiscal 1997, the Company wrote off certain development costs and wrote down the carrying value of certain conventional hydroelectric assets to $1.9 million as these assets are considered assets to be disposed of.

     Also in fiscal 1996, the Company began to seek opportunities to provide energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, would permit the Company to move away from relying exclusively on hydropower ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described above, in which the Company currently believes that acquisition and development opportunities are increasingly limited, particularly with regard to hydroelectric facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. See "--Liquidity and Capital Resources".

Power Generation Revenue

     The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 30 years. Fluctuations in revenues and related cash flows are generally attributable to changes in projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

CERTAIN KEY OPERATING RESULTS AND TRENDS

     The information provided in the tables below is included to provide an overview of certain key operating results and trends which, when read in conjunction with the narrative discussion that follows, is intended to provide an enhanced understanding of the Company's results of operations. These tables include information regarding the Company's ownership of projects by region as well as information on regional precipitation. As presented, the Company's project portfolio is concentrated in the Northeastern United States, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher than in most other regions of the country.

     This information should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, included herein.

Power Producing Facilities

                                                                 AS OF JUNE 30,
                                           1997                        1996                         1995
                                           ----                        ----                         ----
                                      MWS     #PROJECTS           MWS     #PROJECTS            MWS     #PROJECTS
                                      ---     ---------           ---     ---------            ---     ---------
Northeast:
100% Ownership (1)                   90.88(4)     29(4)          102.20         44            104.72         45

Partial Ownership (2)                 52.37        8              52.37          8             52.37          8

O&M Contracts (3)                    92.16(4)     19(4)           80.14          3             80.14          3

                                   ---------      ----          ---------     ----          ----------     ----
Total                                235.41         56          234.71          55            237.23         56

                                     ======        ===           ======        ===            ======        ===
Southeast:
100% Ownership (1)                    27.42         13            27.42         13             27.42         13
Partial Ownership (2)                    --         --               --         --                --         --
O&M Contracts (3)                        --         --               --         --                --         --
                                   ---------      ----          ---------     ----          ----------     ----
Total                                 27.42         13            27.42         13             27.42         13
                                     ======        ===           ======        ===            ======        ===
West:
100% Ownership (1)                     5.48          4             1.35          1              1.35          1
Partial Ownership (2)                  4.20          1             8.33          4              8.33          4
O&M Contracts (3)                     19.08          4            19.08          4             51.98          6
                                   ---------      ----          ---------     ----          ----------     ----
Total                                 28.76          9            28.76          9             61.66         11
                                     ======        ===           ======        ===            ======        ===
Northwest:
100% Ownership (1)                    21.72          9            21.72          9             21.72          9
Partial Ownership (2)                 24.96          2            24.96          2             24.96          2
O&M Contracts (3)                      4.34          1             6.09          2              6.09          2
                                   ---------      ----          ---------     ----          ----------     ----
Total                                 51.02         12            52.77         13             52.77         13
                                     ======        ===           ======        ===            ======        ===
Total:
100% Ownership (1)                  145.50(4)      55(4)         152.69         67            155.21         68
Partial Ownership (2)                81.53         11             85.66         14             85.66         14
O&M Contracts (3)                   115.58(4)      24(4)         105.31          9            138.21         11
                                   -----------    ----          -----------   ----          ----------     ----
Total                                342.61         90           343.66         90            379.08         93
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

Selected Operating Information

                                                          TWELVE MONTHS ENDED JUNE 30,
                                               1997                1996             1995
                                           --------------     ---------------    ------------
Power generation revenues
(thousands) (1)                             $   50,665         $    49,761      $   39,387
Kilowatt hours produced
(thousands) (1)                                663,920             647,664         532,063
Average rate per kilowatt hour (1)            7.6(cent)        7.7(cent)(2)(3)  7.4(cent)(2)(3)


---------

(1)    Limited to projects included in consolidated revenues.
(2) Excluding the fiscal 1996 and 1995 results of the CHI Maine projects, the average rates per kilowatt hour were 7.6(cent) and 7.2(cent)for the fiscal years ending June 30, 1996 and 1995, respectively.
(3) Excluding the fiscal 1996 and 1995 results of the HDG projects, the average rates per kilowatt hour were 7.9(cent)and 7.5(cent)for the fiscal years ending June 30, 1996 and 1995, respectively.

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

     During 1995, the Company had experienced low water flow relative to long-term indications at many of its facilities. The effect on revenues of the lower than average flows was most adverse in the Northeast, the region in which the majority of the Company's projects are located and where the Company's rates received for power sales are highest, on average.

Water Flow by Region (1)
                                      TWELVE MONTHS ENDED JUNE 30,
                                1997              1996               1995
                            --------------    --------------    ----------------
Northeast                   Above Average     Above Average      Below Average
Southeast                      Average           Average         Above Average
West                        Below Average     Above Average      Above Average
Northwest                   Above Average     Above Average      Below Average
---------

(1) These determinations were made based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.

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

Power Generation Revenues (1)

                                            FISCAL 1997(2)         FISCAL 1996 (2)       FISCAL 1995 (2)
                                          --------------------    -------------------    -----------------
                                             $          %             $        %             $        %
             First Fiscal Quarter          $8,855      17.5        $5,363     10.8       $ 7,471    19.0
             Second Fiscal Quarter         13,271      26.2        12,355     24.8         7,503    19.0
             Third Fiscal Quarter          15,078      29.8        15,744(3)  31.6        13,437(5) 34.1

             Fourth Fiscal Quarter         13,461      26.5       16,299(3)   32.8        10,976(5) 27.9
                                          ----------- -------     ---------- --------    ---------- -------
             Total                        $50,665      100.0     $49,761(4)  100.0       $39,387(3) 100.0
                                           ======      =====     ==========  =====       =======    ========

-----------

(1)    Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $88, $840 and $604 representing claims for lost generation recoverable from an insurance company for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.
(3) Includes $4,252, $1,763 and $1,744 of power generation revenues from the CHI Maine projects, which were sold on December 23, 1996, for the fiscal year ended June 30, 1995 and for the three months ended March 31, 1996 and June 30, 1996, respectively.
(4) Includes $5,131 resulting from the acquisition of HDG, for the fiscal year ended June 30, 1996.
(5) Includes $789 and $1,164 resulting from the acquisition of HDG in the third and fourth fiscal quarters, respectively.

Kilowatt Hours Produced (1)

                                              FISCAL 1997(2)        FISCAL 1996(2)              FISCAL 1995(2)
                                            -----------------     -------------------       ------------------------
                                              kWh        %              kWh       %           kWh           %
             First Fiscal Quarter           125,197    18.9           80,596     12.4       105,456         19.8
             Second Fiscal Quarter          166,323    25.0          160,088     24.7       103,428         19.4
             Third Fiscal Quarter           193,576    29.2          195,540(3)  30.2       171,280(5)      32.2
             Fourth Fiscal Quarter          178,824    26.9          211,440(3)  32.7       151,899(5)      28.6
                                            ---------- -----        -----------  -----      ----------     -----

             Total                          663,920   100.0          647,664(4)  100.0      532,063(3)      100.0
                                            =======   =====          ==========  ====       ==========      =====

-------------

(1)    Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 600, 15,335 and 9,412 kWh of the business interruption revenue recoverable as a result of insurance claims for the fiscal years ended June 30, 1995, 1996 and 1997, respectively.
(3) Includes 44,645, 19,310, and 19,106 kWh from the CHI Maine projects, which were sold on December 23, 1996, for the fiscal year ended June 30, 1995 and for the three months ended March 31, 1996 and June 30, 1996, respectively.
(4) Includes 80,883 kWh resulting from the acquisition of HDG, for the fiscal year ended June 30, 1996.
(5) Includes 12,302 and 18,254 kWh resulting from the acquisition of HDG, in the third and fourth fiscal quarters, respectively.


FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

Operating Revenues


     Power Generation Revenue. The Company's power generation revenue increased by $0.9 million (1.8%), from $49.8 million to $50.7 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the effects of the sale of CHI Maine on December 23, 1996, power generation revenue increased by $4.4 million (9.5%), from $46.3 million to $50.7 million for the fiscal years ended June 30, 1996 and 1997, respectively.

     The Northeast region experienced increased revenues of $3.9 million due to well above average water flows and precipitation for the fiscal year ended June 30, 1997 as compared to slightly above average water flows and precipitation for the fiscal year ended June 30, 1996.

     The Southeast region experienced a minimal increase of $0.1 million.

     The West and Northwest regions (combined) experienced increased revenues of $0.4 million primarily as a result of well above average water flows and precipitation in the Northwest region, as compared to slightly above average water flows and precipitation in the Northwest region for the fiscal year ended June 30, 1996, coupled with the addition of three newly-consolidated projects in the West region on January 1, 1997.

     The average rate earned by the Company decreased by 0.1(cent) (1.3%) from 7.7(cent) to 7.6(cent) per kilowatt hour in The 1996 fiscal period versus the 1997 fiscal period, respectively, primarily as a result of variations in the production mix and contract rates among the various projects. Excluding the fiscal 1996 results of CHI Maine, revenue per kilowatt hour remained constant at 7.6(cent) in the 1996 fiscal period versus the 1997 fiscal period, respectively.

     Management Fee and Operations & Maintenance Revenues. Management fees and O&M contract revenue increased by $0.4 million (8.0%) from $5.0 million to $5.4 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the addition of the CHI Maine O&M contract, management fees and O&M contract revenue remained relatively constant, decreasing by $0.1 million (2.0%) from $5.0 million to $4.9 million for the fiscal years ended June 30, 1996 and 1997, respectively.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased $0.6 million (85.7%) from $0.7 million to $1.3 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase is primarily due to increased revenues earned by partnership interests in the Northeast region as a result of above average water flows and precipitation for the fiscal year ended June 30, 1997 as compared to the fiscal year ended June 30, 1996.

Costs and Expenses

     Operating Expenses. Operating expenses increased by $0.1 million (0.6%) from $17.9 million to $18.0 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the effects of the sale of the CHI Maine projects and the fiscal 1997 addition of the CHI Maine O&M contract, operating expenses increased by $0.4 million (2.3%), from $17.2 million to $17.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase was primarily due to (i) an increase in revenue related expenses resulting from increased power generation; (ii) an increase in insurance premiums; (iii) an increase in the provision for uncollectable accounts receivable and (iv) smaller increases in other operating costs, partially offset by: (i) a decrease in salaries and benefits resulting from a decrease in operating employees in the West region, coupled with an increase in the allocation of company-wide operating labor charged to capitalized projects; (ii) a decrease in expenses related to insurance deductibles during the current fiscal year and (iii) a decrease in non-recurring environmental and regulatory expenses.

     General and Administrative Expenses. General and administrative expenses increased $2.0 million (31.3%) from $6.4 million to $8.4 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase was primarily due to: (i) costs associated with the formulation of financial restructuring options for the Company; (ii) the effect of expensing, rather than capitalizing, certain pumped storage business development costs for the six months ended December 31, 1996 and (iii) an increase in other business development costs, partially offset by (i) a decrease in administrative salaries and benefits resulting from a reduction in severance accruals made for a former officer of the Company and
(ii) a decrease in industry related membership dues.

     Depreciation and Amortization. Depreciation and amortization decreased $1.1 million (11.2%) from $9.8 million to $8.7 million, for the fiscal years ended June 30, 1996 and 1997, respectively. The decrease was primarily due to a write-down of impaired assets in fiscal 1996 as a result of the implementation of SFAS 121 and the cessation of depreciation expense taken on assets to be disposed of for the fiscal year ended June 30, 1997 as compared to the fiscal year ended June 30, 1997.

Interest Expense

     Interest expense increased by $2.7 million (10.0%), from $26.9 million to $29.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the fiscal 1996 results of the CHI Maine projects, interest expenses increased by $2.8 million (10.4%) from $26.8 million to $29.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase is primarily due to the increasing principal balance of the Company's 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") which resulted in a corresponding increase in interest expense and the effect of expensing interest on loans related to pumped storage development for the six months ended December 31, 1996, which had previously been capitalized during the six months ended December 31, 1995.

Issuance of Series F and G Preferred Stock

     Effective February 28, 1996, the Company issued 1,279 shares each of its 8% senior convertible voting preferred stock ("Series F Preferred") and its 9.85% junior convertible voting preferred stock ("Series G Preferred") to Ms. Carol H. Cunningham in exchange for shares of Summit Energy Storage Inc. common stock (or vested options therefor) owned by Ms. Cunningham pursuant to a 1992 agreement. The financial statement impact of this exchange is not material.


SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

     The Company implemented SFAS 121 during the fiscal year ended June 30, 1996 and, as a result, the Company recorded an impairment charge of $87.2 million as a component of the Company's loss from operations. Included in the impairment charge was an amount related to certain assets to be disposed of. During fiscal 1997, the carrying value of certain of those assets has been adjusted upward by $0.7 million to reflect the actual sale price of the assets. In addition, the Company wrote down the carrying values of certain development costs and certain of its conventional hydroelectric assets held for disposal resulting in a combined impairment charge of $0.8 million. Each of the above described adjustments has been included in Charge for impairment of long-lived assets on the Statement of Operations for the fiscal year ended June 30, 1997.

Minority Interests in Loss of Consolidated Subsidiaries

     The Company recognized a benefit of approximately $2.1 million for the fiscal year ended June 30, 1996 resulting from the recognition of minority shareholders' interest in the loss of certain consolidated subsidiaries related to the write-down of pumped storage business development assets in accordance with SFAS 121 which reduced the value of minority interests recorded by the Company to zero.

Benefit for Income Taxes

     The Company recognized deferred benefits for income taxes (excluding current provisions) of $8.0 million and $1.0 million for the fiscal years ended June 30, 1996 and 1997, respectively. For the fiscal 1996 period, the deferred tax benefit related to the write-down of certain long-lived assets in accordance with SFAS 121. For the fiscal 1997 period, the deferred benefit for income tax relates to certain factors, principally due to an increase in the amount of net operating loss ("NOL") expected to be utilized during the NOL carryforward period.

Extraordinary Gain on Early Extinguishment of Debt

     On October 30, 1996, the Company arranged to have a financial institution purchase a $13,759 non-recourse project term loan (the "Old Loan") relating to four of its existing hydroelectric projects for $5,000, including certain required reserves and closing costs of $500 (the "New Loan"). An additional $2,000 credit facility is also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of CHI was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company has recorded a $5,658 Extraordinary gain on early extinguishment of debt, net of certain transaction costs of approximately $187 and income tax of $3,414, on its Statement of Operations for the fiscal year ended June 30, 1997.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

Operating Revenues

     Power Generation Revenue. Power generation revenue increased by $10.4 million (26.4%) from $39.4 million to $49.8 million for fiscal 1995 and 1996, respectively. Excluding the results of HDG, acquired on February 16, 1995, power generation revenue increased $7.2 million (19.3%) from $37.4 million to $44.6 million.

     The Northeast region experienced increased revenues of $6.6 million due to above average water flows and precipitation in the current fiscal year as compared to below average water flows and precipitation in the prior fiscal year.

     The Southeast region experienced decreased revenues of $0.1 million due primarily to flood damage and continued repairs at certain of its facilities.

     The West and Northwest regions (combined) experienced increased revenues of $0.7 million in the current fiscal year as compared to the prior fiscal year primarily as a result of above average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions..

     The Company as a whole experienced increased revenue per kilowatt hour of 0.3(cent) (4.1%) from 7.4(cent) to 7.7(cent) in The 1996 fiscal period versus the 1995 fiscal period, respectively. Excluding the results of HDG, revenue per kilowatt hour increased by 0.4(cent) (5.3%) from 7.5(cent) to 7.9(cent), primarily as a result of variations in the production mix and contrACt rates among the various projects.

     Management Fees and Operation & Maintenance Revenues. Management fees and O&M contract revenue increased by $0.7 million (16.3%) from $4.3 million to $5.0 million for fiscal 1995 and 1996, respectively. Excluding the results of HDG, management fees and O&M contract revenue increased by $0.3 million (7.1%) from $4.2 million to $4.5 million. The increase was primarily due to revenue generated from an increase in project management base fees coupled with an increase in rebillable capital expenditures at a Northeast O&M facility.

     Equity Income in Partnership Interests and Other Partnership Interests. Equity income in partnership interests and other partnership income increased by $0.5 million (250.0%) from $0.2 million to $0.7 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, equity income in partnership interests and other partnership income remained relatively constant at $0.1 million for the fiscal years ended 1995 and 1996.

Costs and Expenses

     Operating Expenses. Operating expenses increased by $2.0 million (12.6%) from $15.9 million to $17.9 million for fiscal 1995 and 1996, respectively. Excluding the results of HDG, operating expenses increased $0.9 million (6.0%) from $14.9 million to $15.8 million. The increase was primarily due to time spent by certain management personnel (who previously charged their time to general and administrative and other activities) on operating activities partially offset by (i) an overall decrease in insurance premiums due to a change in carriers effective on July 1, 1995 and (ii) a reduction in expenditures related to regulatory requirements in the Northeast region.

     General and Administrative Expenses. General and Administrative expenses decreased by $0.4 million (5.9%) from $6.8 million to $6.4 million for fiscal 1995 and 1996, respectively. Excluding the results of HDG, general and administrative expenses decreased $0.6 million (8.8%) from $6.8 million to $6.2 million. The decrease was primarily due to (i) a decrease in third party acquisition costs related to a cessation or decline in acquisitions prospects which were actively pursued during the prior year, partially offset by acquisition related activity of the Company's newly formed subsidiary (CHI Power, Inc.), coupled with the expensing of pumped storage development costs which were previously capitalized; (ii) a decrease in travel, meetings, and seminars as part of an overall cost reduction effort made by the Company; and
(iii) a reduction in time spent by certain management personnel on general and administrative activities offset by an increase in administrative salaries and benefits due to costs associated with CHI Power, Inc., coupled with a severance accrual for the Company's former President.

     Depreciation and Amortization. Depreciation and amortization increased by $0.2 million (2.1%) from $9.6 million to $9.8 million for fiscal 1995 and 1996, respectively. Excluding the results of HDG, depreciation and amortization decreased $0.6 million (6.7%) from $9.0 million to $8.4 million. The decrease was primarily due to a write-down of impaired assets in fiscal 1996 as a result of the implementation of SFAS 121 (see "-- SFAS 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and
Note 5 of the Notes to Consolidated Financial Statements).

Interest Expense

     Interest expense increased by $5.1 million (23.4%) from $21.8 million to $26.9 million for fiscal 1995 and 1996, respectively. Excluding the results of HDG, interest expense increased $2.9 million (14.2%) from $20.4 million to $23.3 million. The increase was primarily due to the increasing principal balance of the Senior Discount Notes which resulted in a corresponding increase in interest expense and the effect of expensing interest (for the second half of fiscal
1996) that had been capitalized during the prior fiscal year.

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

     In conjunction with the adoption of SFAS 121, during the third quarter the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the loss net of tax benefit by approximately $0.5 million for the year ended June 30, 1996.

Minority Interests in Loss of Consolidated Subsidiaries

     The Company recognized a benefit of approximately $2.1 million for the year ended June 30, 1996 resulting from the minority shareholders' interest in the loss of certain consolidated subsidiaries related to the write-down of pumped storage development assets in accordance with SFAS 121 (discussed above).

Benefit for Income Taxes

     The Company recognized a deferred tax benefit of approximately $8.0 million for the year ended June 30, 1996. The benefit relates to the write-down of certain long-lived assets in accordance with SFAS 121 (discussed above). The effective tax rate of the deferred benefit recognized from the write-down differs from the federal statutory rate due to the reduction of deferred tax liabilities offset by the increase in the valuation allowance attributable to tax assets related to net operating loss carryforwards. The valuation allowance increased due to the reduction of taxable temporary differences for book depreciation and amortization previously projected to be recognized during the net operating loss carryforward period.


FISCAL YEAR ENDED JUNE 30, 1995 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1994

Operating Revenues

     Power Generation Revenue. Power generation revenue increased $3.2 million (8.8%) from $36.2 million to $39.4 million for fiscal 1994 and 1995, respectively. Excluding the 1995 results of HDG, acquired on February 16, 1995, power generation revenue increased $1.2 million (3.3%) from $36.2 million to $37.4 million.

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

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.4(cent) (5.1%) from 7.8(cent) to 7.4(cent) in The 1995 fiscal period versus the 1994 fiscal period, respectively. Excluding the results of HDG, revenue per kilowatt hour decreased 0.3(cent) (3.8%) from 7.8(cent) to 7.5(cent), primarily as a result of variations in the production mix and contraCT rates among the various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and O&M contract revenue decreased by $1.4 million (24.6%) from $5.7 million to $4.3 million for fiscal 1994 and 1995, respectively. Excluding the 1995 results of HDG, management fees and O&M revenues decreased $1.5 million (26.3%) from $5.7 million to $4.2 million, primarily due to higher than normal revenues earned in 1994, relating to significant special work performed at a Northeast O&M facility, offset slightly by the full-year addition of a Northeast O&M, which realized base fees plus an additional incentive fee.

Costs and Expenses

     Operating Expenses. Operating expenses decreased by $0.6 million (3.6%) from $16.5 million to $15.9 million for fiscal 1994 and 1995, respectively. Excluding the 1995 results of HDG, operating expenses decreased $1.6 million (9.7%) from $16.5 million to $14.9 million, primarily due to a reduction in the rebillable expenses incurred relating to the significant special work performed in 1994 at a Northeast O&M facility, as discussed above, offset by: (i) a significant increase in insurance premiums; (ii) an increase in necessary repairs needed to maintain operations at several Southeast projects; and (iii) the recognition of self-insurance deductibles associated with insurance claims.

     General and Administrative Expenses. General and Administrative expenses decreased by $0.5 million (6.8%) from $7.3 million to $6.8 million for fiscal 1994 and 1995, respectively. There was no material impact on general and administrative expenses resulting from the acquisition of HDG. The decrease was primarily related to the write-off of acquisition costs in 1994 as a result of a change in Company policy regarding the treatment of such costs.

     Depreciation and Amortization. Depreciation and amortization increased by $0.9 million (10.3%) from $8.7 million to $9.6 million for fiscal 1994 and 1995, respectively. Excluding the 1995 results of HDG, depreciation and amortization increased $0.3 million (3.4%) from $8.7 million to $9.0 million, primarily due to the full-year effect of the acquisition of three projects in the fourth quarter of fiscal 1994, coupled with the completion of capital projects related to the Company's existing facilities.

     Charge for Impairment of Long-Lived Assets. The Company wrote off approximately $1.3 million of its investment in two pumped storage projects during fiscal 1995 as compared to no write-offs in fiscal 1994.

Interest Expense

     Interest expense increased by $2.8 million (14.7%) from $19.0 million to $21.8 million for fiscal 1994 and 1995, respectively. Excluding the 1995 results of HDG, interest expense increased $1.4 million (7.4%) from $19.0 million to $20.4 million, primarily due to the increasing principal balance of the Senior Discount Notes which resulted in a corresponding increase in interest expense.

Cumulative Effect of Accounting Change

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") on a prospective basis. The adoption of SFAS 109 resulted in the recognition of a deferred credit of $27.6 million, an increase to fixed and intangible assets of $7.0 million and $1.4 million, respectively, and a charge in 1994 reflecting the cumulative effect of a change in accounting principle of $19.2 million or $15.17 per share.

LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the Consolidated Financial Statements and related Notes thereto, the cash flow of the Company was comprised of the following:

                                                                  FISCAL YEAR ENDED
                                                 ----------------------------------------------------
                                                 JUNE 30, 1997     JUNE 30, 1996       JUNE 30, 1995
                                                 --------------    ----------------    ---------------
Net cash provided by/(used in):
    Operating activities..............            $  14,172       $  16,750              $  14,328
    Investing activities..............                731            (5,720)               (43,629)
    Financing activities..............               (6,235)         (3,878)                31,828
                                                 --------------    ----------------   --------------
Net increase in cash and cash equivalents         $   8,668       $   7,152              $   2,527
                                                  =============   =================   ===============


     For the year ended June 30, 1997, the cash flow provided by operating activities was principally the result of the $5.4 million net loss for such period, adjusted for $21.2 million of non-cash interest and other charges, $8.7 million of depreciation and amortization and a $0.3 million increase to the provision for uncollectible accounts receivable, offset by a $5.7 million gain on early extinguishment of debt, a $1.0 million deferred tax benefit, a $2.9 million decrease in accounts payable and accrued expenses, $0.7 million of undistributed earnings of affiliates and a $0.4 million increase in prepaid expenses and other current assets. The cash flow provided by investing activities was primarily attributable to $12.1 million of net cash proceeds received from the sale of the CHI Maine assets, offset by $4.4 million of investments in upgrading existing conventional projects, a $4.9 million increase in investments and other long term assets and $2.0 million investment in conventional development during fiscal 1997. The cash flow used in financing activities was primarily due to the repayment of $6.3 million of project debt (See - "Summary of Indebtedness") and , offset by a $0.2 million increase in other long-term liabilities.

     Cash provided by operating activities decreased by $2.6 million for the year ended June 30, 1997 as compared to the year ended June 30, 1996. The decrease resulted from a $0.5 million increase in income before depreciation and amortization, non-cash interest and other charges, charge for employee and director equity participation programs, non-cash charge for impairment of long-lived assets, benefit relating to deferred tax liabilities, extraordinary gain on early extinguishment of debt, minority interests in loss of consolidated subsidiaries, provision for uncollectible accounts receivable and undistributed earnings of affiliates, offset by a $3.1 million decrease resulting from variations in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

     For the year ended June 30, 1996, the cash flow provided by operating activities was principally the result of the $88.3 million net loss for such period, adjusted for an $87.2 million non-cash charge for impairment of long-lived assets, and benefits of $8.0 million and $2.1 million for deferred tax and minority interests in loss of consolidated subsidiaries, respectively, resulting from such impairment charge, $0.3 million in undistributed earnings of affiliates and a $1.6 million increase in accounts receivable, offset by $9.8 million of depreciation and amortization, $18.2 million for non-cash interest and other charges and a $1.4 million increase in accounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to $2.2 million of capital expenditures, a $2.4 million investment in conventional and pumped storage development and a $1.2 million increase in investments and other long-term assets during fiscal 1996. Of the pumped storage and conventional development expenditures, approximately $1.6 million was attributable to capitalized interest costs and $1.0 million was attributable to the funding of committed development capital for the Summit and other pumped storage projects. The cash flow used in financing activities was due primarily to repayment of $4.3 million of project debt (see "--Summary of Indebtedness"), offset by a $0.3 million increase in other long-term liabilities.

     Cash provided by operating activities increased by $2.4 million for the year ended June 30, 1996 as compared to the year ended June 30, 1995. The increase resulted from a $6.4 million increase in income before depreciation and amortization, non-cash interest and other charges, charge for employee and director equity programs, non-cash charge for impairment of long-lived assets, benefit relating to deferred tax liabilities, extraordinary gain on early extinguishment of debt, minority interests in loss of consolidated subsidiaries, provision for uncollectible accounts receivable and undistributed earnings of affiliates, offset by a $4.0 million decrease resulting from variations in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

     For the year ended June 30, 1995, the cash flow provided by operating activities was principally the result of the $16.3 million net loss for such year offset by $15.7 million from a charge for non-cash interest, $9.6 million of depreciation and amortization, a $1.3 million non-cash charge for impairment of long-lived assets, $2.4 million of a decrease in accounts receivable and $1.4 million of an increase in amounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to $35.5 million utilized for the acquisitions of the HDG projects and the $6.1 million investment in pumped storage and conventional development and $2.9 million of capital expenditures during fiscal 1995. Of the pumped storage and conventional development expenditures, approximately $1.7 million was attributable to capitalized interest costs, $0.6 million was financed through non-recourse debt and approximately $2.9 million was attributable to the funding of committed development capital for the Summit project. The cash flow provided by financing activities was largely due to the $35.9 million of additional debt incurred in connection with the HDG acquisition offset by repayment of $4.9 million of project debt.

SUMMARY OF INDEBTEDNESS

                                                                  PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                       JUNE 30, 1997           JUNE 30, 1996           JUNE 30, 1995
                                                    ---------------------   --------------------    --------------------
Company debt, excluding non-recourse
   debt of subsidiaries                                  $ 169,813               $ 151,131               $ 134,506
Non-recourse debt of subsidiaries                          100,268                 115,489                 119,372
Current portion of long-term debt                           (7,466)                 (6,462)                 (4,991)
                                                       ------------            ------------            ------------
      Total long-term debt obligations                   $ 262,615               $ 260,158               $ 248,887
                                                      =============            ============            =============

     In October 1993, one of the Company's former senior lenders, Den norske Bank AS ("DnB"), provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. The DnB Facility is pari passu with the Senior Discount Notes. Under certain limited circumstances, pursuant to the terms of the credit agreement, DnB had the right, upon notice to the Company, to limit any further borrowings under the DnB Facility and require the Company to repay any and all outstanding indebtedness thereunder within one year from the date DnB provides such notice to the Company.

     On December 3, 1996, the Company amended the DnB Facility (the "Amendment"), which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $5.9 million at June 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $3.1 million in accordance with the terms of the Amendment. The Company does not currently expect that it will require a revolving credit facility for additional working capital during fiscal 1997.

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

     Commencing on September 30, 1998, however, cash dividends become payable on the Company's 13 1/2% Cumulative Redeemable Exchangeable Preferred Stock (the "Series H Preferred Stock") and on January 15, 1999, cash interest becomes payable on the Company's Senior Discount Notes. CHI believes it will be unable to satisfy such dividend and interest payment obligations on a timely basis as well as meet CHI's other obligations, including accrued and unpaid dividends since issuance under the Series F Preferred Stock, and its capital expenditure and working capital requirements at such time. In addition, CHI anticipates that it will be unable to satisfy the principal payments on its Senior Discount Notes at their maturity in 2003 and to redeem the Series H Preferred Stock at its 2003 redemption date.

     On March 20, 1997, the Company, at a meeting with certain holders of the Senior Discount Notes (the "Bondholders"), announced an outline for its current business strategy and made a proposal to restructure its outstanding debt and equity. Subsequently, the Bondholders formed a committee to discuss a possible restructuring with the Company (the "Unofficial Bondholders' Committee"). On June 4, 1997, CHI reached an agreement in principal with the Unofficial Bondholders' Committee on the terms of a proposed restructuring to be accomplished pursuant to a plan of reorganization for CHI under chapter 11 of the Bankruptcy Code (the "Plan of Reorganization"). On August 8, 1997, pursuant to a disclosure statement dated August 8, 1997, CHI commenced the solicitation of votes from holders of Senior Discount Notes and Preferred Stock for the acceptance or rejection of the Plan of Reorganization. This solicitation was conducted prior to the filing by CHI of a case under chapter 11 of the Bankruptcy Code so as to significantly shorten the pendency of the case and to simplify its administration. The solicitation was successfully completed on September 9, 1997, and CHI commenced the chapter 11 case on September 15, 1997 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of CHI's subsidiaries has commenced a case under the Bankruptcy Code.

     Under the proposed Plan of Reorganization, CHI's Senior Discount Notes, will be converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock to be issued on the Effective Date (the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described below); the holders of Preferred Stock will exchange such stock for warrants to purchase up to 12.5% of the New Common Stock (the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock will be cancelled. CHI's senior management will receive options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. In addition, certain members of CHI's senior management team are expected to enter into new employment agreements in connection with the restructuring.

     It is a condition of the proposed Plan of Reorganization that CHI have credit available under a working capital facility, to provide reorganized CHI with (i) access to letters of credit for projects, (ii) working capital to meet its ordinary and peak requirements and (iii) additional borrowings to support future projects. However, satisfaction of this requirement may be waived by the Bankruptcy Court subject to prior waiver by CHI and the Unofficial Bondholders' Committee.

     Certain statements contained herein that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to the Company's existing debt, industry trends and financing needs and opportunities; risks related to hydroelectric, industrial energy, pumped storage and other acquisition and development projects; risks related to the Company's power purchase contracts; risks and uncertainties related to weather conditions; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. See Part I, Item 1 "--Certain Risk Factors".

ITEM 8.  FINANCIAL STATEMENTS
------

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
Consolidated Hydro, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Consolidated Hydro, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 20, Consolidated Hydro, Inc., the parent company, filed a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code on September 15, 1997. None of the Company's subsidiaries has commenced a case under the Bankruptcy Code. The outcome of the bankruptcy proceedings is not presently determinable. Accordingly, the accompanying financial statements do not include any adjustments or provide for the consequences of the bankruptcy proceedings.


/s/ Price Waterhouse LLP

New York, New York
September 26, 1997

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 and 1995
            (Amounts in thousands except share and per share amounts)

                                                                                    1 9 9 7     1 9 9 6      1 9 9 5
                                                                                    -------     -------      -------
OPERATING REVENUES:
    Power generation revenue                                                         $ 50,665     $ 49,761    $ 39,387
    Management fees and operations & maintenance revenues                               5,395        4,986       4,326
    Equity income in partnership interests and other partnership income                 1,320          737         245
                                                                                   -----------  -----------  ----------
                                                                                       57,380       55,484      43,958
                                                                                   -----------  -----------  ----------
COSTS AND EXPENSES:
    Operating                                                                          18,015       17,957      15,895
    General and administrative                                                          8,422        6,447       6,799
    Charge for employee and director equity participation programs                        100          259         339
    Depreciation and amortization                                                       8,661        9,846       9,625
    Lease expense to a related party                                                    3,549        3,532       3,495
    Lease expense to unrelated parties                                                  2,215        2,540       2,258
    Charge for/adjustment to impairment of long-lived assets                               83       87,202       1,272
                                                                                   -----------  -----------  ----------
                                                                                       41,045      127,783      39,683
                                                                                   -----------  -----------  ----------

       Income/(loss) from operations                                                   16,335      (72,299)      4,275

INTEREST INCOME                                                                         1,661        1,032       1,416
OTHER INCOME                                                                              434          368         185
INTEREST EXPENSE ON INDEBTEDNESS TO RELATED PARTIES                                   (10,519)      (9,927)     (7,001)
INTEREST EXPENSE ON INDEBTEDNESS TO UNRELATED PARTIES                                 (19,072)     (16,949)    (14,777)
MINORITY INTERESTS IN LOSS OF CONSOLIDATED SUBSIDIARIES                                 ---          2,063           3
                                                                                   -----------  -----------  ----------
          Loss before benefit/(provision) for income taxes and extraordinary item     (11,161)     (95,712)    (15,899)

BENEFIT/(PROVISION) FOR INCOME TAXES                                                      119        7,381        (377)
                                                                                   -----------  -----------  ----------
          Loss before extraordinary item                                              (11,042)     (88,331)    (16,276)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (NET OF INCOME TAX OF $3,414)              5,658        ---         ---
                                                                                   -----------  -----------  ----------
        NET LOSS                                                                     $ (5,384)   $ (88,331)  $ (16,276)
                                                                                   ===========  ===========  ==========

NET LOSS APPLICABLE TO COMMON STOCK:
    Net loss                                                                         $ (5,384)   $ (88,331)  $ (16,276)
    Dividends declared on preferred stock                                             (14,911)     (13,057)    (11,433)
    Accretion of preferred stock                                                         (857)        (857)       (857)
    Undeclared dividends on cumulative preferred stock                                (10,123)      (9,818)     (9,818)
                                                                                   -----------  -----------  ----------
                                                                                    $ (31,275)  $ (112,063)  $ (38,384)
                                                                                   ===========  ===========  ==========

NET LOSS PER COMMON SHARE:
    Loss before extraordinary item                                                  $  (28.72)  $   (87.45)  $  (30.21)
    Extraordinary item                                                                   4.40         ---         ---
                                                                                   -----------  -----------  ----------
                                                                                    $  (24.32)  $   (87.45)  $  (30.21)
                                                                                   ===========  ===========  ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            1,285,762    1,281,516   1,270,614
                                                                                   ===========  ===========  ==========

        The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                           CONSOLIDATED BALANCE SHEET
                          As of June 30, 1997 and 1996
            (Amounts in thousands except share and per share amounts)

                                                                                                 1 9 9 7     1 9 9 6
                                                                                                 -------     -------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                          $ 24,247    $ 10,598
  Cash and cash equivalents restricted                                                               8,255      13,236
  Accounts receivable, net                                                                           6,803       7,854
  Prepaid expenses and other current assets                                                          1,698       1,353
                                                                                               ------------  ----------
      Total current assets                                                                          41,003      33,041

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 125,954     126,133

FACILITIES UNDER DEVELOPMENT                                                                           100       1,217

INTANGIBLE ASSETS, NET                                                                              47,785      50,746

ASSETS TO BE DISPOSED OF                                                                             1,914      15,066

INVESTMENTS AND OTHER ASSETS                                                                        26,872      18,454
                                                                                               ------------  ----------
                                                                                                 $ 243,628   $ 244,657
                                                                                               ============  ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
                          -------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                            $ 6,458     $ 9,599
  Current portion of long-term debt payable to a related party                                       3,234       2,305
  Current portion of long-term debt and obligations under capital leases payable
     to unrelated parties                                                                            4,232       4,157
                                                                                               ------------  ----------
      Total current liabilities                                                                     13,924      16,061

LONG-TERM DEBT PAYABLE TO RELATED PARTIES                                                           90,918      87,406

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES PAYABLE TO UNRELATED PARTIES                   171,697     172,752

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                 42,396      38,461

COMMITMENTS                                                                                            ---       ---

MANDATORILY REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE, AT REDEMPTION
  VALUE OF $1,000 PER SHARE, JUNIOR IN LIQUIDATION PREFERENCE TO SERIES F
PREFERRED STOCK:
    Series H, 136,950 shares authorized, issued and outstanding ($119,923 and $105,012 liquidation
     preference in 1997 and 1996, respectively)                                                    114,372      98,604
                                                                                               ------------  ----------
          Total liabilities and mandatorily redeemable preferred stock                             433,307     413,284
                                                                                               ------------  ----------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, at redemption value of $1,000 per share:
  Series F, 56,279 and 55,000 shares authorized issued and outstanding in 1997 and 1996,
     respectively ($56,279 and $55,000 liquidation preference in 1997 and 1996, respectively)       49,356      49,356
  Series G, 56,279 and 55,000 shares authorized issued and outstanding in 1997 and 1996,
     respectively($56,279 and $55,000 liquidation preference in 1997 and 1996, respectively)        49,356      49,356
  Class A common stock, $.001 par value, 9,000,000 shares authorized, 3,831,683 and 4,576,925 unissued
      shares reserved, 1,834,235 and 1,834,235 shares issued and 1,285,762 and 1,285,762 shares
      outstanding for the years ended 1997 and 1996, respectively                                        2           2
  Class B common stock, $.001 par value, 1,000,000 shares authorized, 246,510 unissued shares reserved,
       no shares issued and outstanding                                                                ---       ---
  Additional paid-in capital, including $5,966 related to warrants                                  13,497      13,497
  Accumulated deficit                                                                             (280,579)   (259,427)
                                                                                               ------------  ----------
                                                                                                  (168,368)   (147,216)

     Less: Deferred compensation                                                                      (250)       (350)
              Treasury stock (common: 548,473 shares), at cost                                     (21,061)    (21,061)
                                                                                               ------------  ----------
        Total stockholders' deficit                                                               (189,679)   (168,627)
                                                                                               ------------  ----------
                                                                                                 $ 243,628   $ 244,657
                                                                                               ------------  ----------

         The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 and 1995
            (Amounts in thousands except share and per share amounts)

                                                                            1 9 9 7     1 9 9 6      1 9 9 5
                                                                            -------     -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                 $ (5,384)   $ (88,331)  $ (16,276)

    Adjustments to reconcile net loss to net cash provided by operating activities:
      Non-cash interest and other charges                                      21,179       18,181      15,660
      Charge for employee and director equity participation programs              100          259         339
      Non-cash charge for/adjustment to impairment of long-lived assets            83       87,202       1,272
      Benefit relating to deferred tax liabilities                             (1,032)      (7,951)      ---
      Extraordinary gain on early extinguishment of debt                       (5,658)       ---         ---
      Depreciation and amortization                                             8,661        9,846       9,625
      Minority interests in loss of consolidated subsidiaries                   ---         (2,063)         (3)
      Increase in the provision for uncollectible accounts receivable             287          176       ---
      Undistributed earnings of affiliates                                       (696)        (317)      ---
     (Increase)/decrease in accounts receivable                                   (47)      (1,575)      2,366
      Increase in prepaid expenses                                               (375)         (40)         (5)
     (Decrease)/increase in accounts payable and accrued expenses              (2,946)       1,363       1,350
                                                                            ----------   -----------  ---------
          Net cash provided by operating activities                            14,172       16,750      14,328
                                                                            ----------   -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cost of acquisitions                                                      ---          ---       (35,503)
      Proceeds from disposition of assets                                      12,063        ---         ---
      Cost associated with disposition of assets                                  (61)       ---         ---
      Cost of development expenditures                                         (2,045)      (2,381)     (6,086)
      Decrease in long-term notes receivable                                    ---            179         567
      Increase in long-term notes receivable                                    ---            (58)       (319)
      Capital expenditures                                                     (4,358)      (2,230)     (2,905)
      (Increase)/decrease in investments and other long-term assets            (4,868)      (1,230)        617
                                                                            ----------   -----------  ---------
           Net cash provided by/(used in) investing activities                    731       (5,720)    (43,629)
                                                                            ----------   -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payment of refinancing costs                                               (310)       ---         ---
      Long-term borrowings from related parties                                 ---          ---        35,900
      Long-term borrowings from unrelated parties                                 149          120       1,168
      Payments to a related party on long-term borrowings                      (2,304)        (269)       (488)
      Payments to unrelated parties on long-term borrowings                    (3,999)      (4,018)     (4,402)
      Increase/(decrease) in other long-term liabilities                          229          289        (350)
                                                                            ----------   -----------  ---------
          Net cash (used in)/provided by financing activities                  (6,235)      (3,878)     31,828
                                                                            ----------   -----------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       8,668        7,152       2,527

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE YEAR                            23,834       16,682      14,155
                                                                            ----------   -----------  ---------
CASH AND CASH EQUIVALENTS, AT END OF THE YEAR                                $ 32,502     $ 23,834    $ 16,682
                                                                            ==========   ===========  =========

                                                              (continued)

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 and 1995
            (Amounts in thousands except share and per share amounts)
                                   (continued)

                                                                                    1 9 9 7     1 9 9 6      1 9 9 5
                                                                                    -------     -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       CASH PAID DURING THE YEAR FOR:
        Interest paid to a related party                                              $ 4,275      $ 2,720     $ 1,406
                                                                                    ==========   ==========   =========
        Interest paid to unrelated parties                                            $ 5,047      $ 6,865     $ 6,309
                                                                                    ==========   ==========   =========
        Income taxes, net                                                               $ 288        $ 622       $ 349
                                                                                    ==========   ==========   =========

       SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        INVESTING:
           The Company acquired the common stock or hydroelectric assets of certain entities amounting to the following:
                Fair value of assets acquired                                            $ 28  $      ---     $ 49,165
                Cash paid                                                                ---          ---       35,503
                                                                                    ----------   ----------   ---------
                Liabilities assumed                                                      $ 28  $      ---     $ 13,662
                                                                                    ==========   ==========   =========



FINANCING:

Series H mandatorily redeemable preferred stock increased $857 for the years ended 1997, 1996 and 1995, as a result of the accretion of the difference between the fair market value at issuance and the redemption value.

Series H mandatorily redeemable preferred stock increased $14,911, $13,057 and $11,433 for the years ended June 30, 1997, 1996 and 1995, respectively as a result of declared dividends which increased the liquidation preference of the series H preferred stock.

Long-term debt and obligations under capital leases increased by $20,066, $17,913 and $15,515 for the years ended June 30, 1997, 1996 and 1995, respectively, as a result of non-cash interest.

The Company issued 1,279 shares of series F preferred stock and 1,279 shares of series G preferred stock in exchange for shares of stock in a majority owned subsidiary of the Company.

In connection with the disposition of certain assets by the Company, long-term debt was reduced by approximately $1.2 million.




        The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
             FOR THE YEARS ENDED ENDED JUNE 30, 1995, 1996 and 1997
           (Amounts in thousands except shares and per share amounts)

                               PREFERRED STOCK          COMMON STOCK
                               ---------------          ------------
                                                                                                                         TOTAL
                               NUMBER                 NUMBER             ADDITIONAL                                    STOCKHOLDERS'
                               OF SHARES    REPORTED  OF SHARES   PAR     PAID-IN    ACCUMULATED    DEFERRED   TREASURY  EQUITY/
                               OUTSTANDING   AMOUNT   OUTSTANDING VALUE   CAPITAL     DEFICIT     COMPENSATION   STOCK   DEFICIT)
                               -----------  --------- ----------- -----   ---------  -----------  ------------ -------- ------------


BALANCE JUNE 30, 1994          110,000     $ 98,712    1,266,298    $ 2   $ 12,877   $ (128,616)    $ (328)   $ (21,061) $ (38,414)

Annual dividend of $83.48 per
  share, mandatorily redeemable
  Series H Preferred                                                                    (11,433)                           (11,433)

Accretion of Series H
  Preferred                                                                                (857)                              (857)

Issuance of common stock and
  related deferred compensation                           12,400               620                    (620)                    ---

Recognition of board of directors
  and employee compensation
  expense related to the
  issuance of common stock                                                                             110                     110

Compensation expense related to
  conversion of Performance Unit
  Plan to Stock Option Plan in 1993                                                                    229                     229

Net loss                                                                                (16,276)                           (16,276)
                               -------       ------    ---------     ---    ------     ---------       ----   ----------  ---------
BALANCE JUNE 30, 1995          110,000       98,712    1,278,698      2     13,497     (157,182)       (609)    (21,061)   (66,641)

Annual dividend of $95.34
  per share,  mandatorily
  redeemable Series H Preferred                                                         (13,057)                           (13,057)

Accretion of Series H Preferred                                                            (857)                              (857)
Issuance of Class A common
   stock, $.001 par value                                 7,064

Recognition of board of
  directors and employee
  compensation expense related to
  the issuance of common stock                                                                          160                    160

Compensation expense related
  to conversion of Performance
  Unit Plan to Stock Option
  Plan in 1993                                                                                           99                     99

Net loss                                                                                (88,331)                           (88,331)
                               -------       ------    ---------    ---     ------     ---------       ------   --------  ----------
BALANCE JUNE 30, 1996          110,000       98,712    1,285,762      2     13,497     (259,427)       (350)    (21,061)  (168,627)

Annual dividend of $108.88
  per share, mandatorily
  redeemable Series H Preferred                                                         (14,911)                           (14,911)

Accretion of Series H Preferred                                                            (857)                              (857)

Recognition of employee
  compensation expense related
  to the issuance of
 common stock                                                                                           100                    100

Issuance of preferred stock      2,558

Net loss                                                                                (5,384)                             (5,384)
                               -------     --------    ---------     ---  --------   -----------     -------  ---------- -----------
BALANCE JUNE 30, 1997          112,558     $ 98,712    1,285,762     $ 2  $ 13,497   $ (280,579)     $ (250)  $ (21,061) $(189,679)
                               =======     ========    =========     ===  ========   ===========     =======  ========== ===========





        The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 1 - ORGANIZATION

     Consolidated Hydro, Inc., ("CHI", and together with its consolidated subsidiaries, the "Company") has, since its establishment in 1985, been engaged principally in the development, operation and management ("O&M") of hydroelectric power plants. As of June 30, 1997, 1996 and 1995, it had ownership interests in, leased and/or operated projects with a total operating capacity of 343, 344 and 379 megawatts ("MW"), respectively. Commencing in November 1995, the Company began to diversify its business activities to include the development, ownership and operation of industrial infrastructure facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities.

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

     In 1993, the Company completed the sale of 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") and preferred stock with attached warrants for an aggregate sale price of $182.4 million and retired approximately $138.7 million of existing debt and preferred stock with an additional $9.5 million of debt called pursuant to a minimum 30-day redemption notification in June 1993 and repaid in July 1993 (the "Refinancing").

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and filed the plan of reorganization (the "Plan of Reorganization") and the disclosure statement dated August 8, 1997 (the "Disclosure Statement"). Pursuant to an order of the Bankruptcy Court signed on September 15, 1997, a hearing before the Bankruptcy Court to consider confirmation of the Plan of Reorganization is scheduled to be held on October 23, 1997. CHI anticipates (but can give no assurance) that, if the Bankruptcy Court enters an order confirming the Plan of Reorganization on or about October 23, 1997, the Plan of Reorganization will become effective before December 31, 1997 (the date of such effectiveness being the "Effective Date").

     Through the implementation of the Plan of Reorganization on and after the Effective Date, it is anticipated that CHI's most significant financial obligations will be restructured as follows: $202 million in face amount of outstanding Senior Discount Notes will be converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock"), to be issued on the Effective Date, subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Company's preferred stock will exchange such stock for warrants to purchase up to 12.5% of the New Common Stock (the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock will be cancelled. CHI's senior management will receive options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. As a result of the restructuring, it is anticipated that, other than a working capital facility to be entered into as of the Effective Date, CHI will not have any significant debt obligations after the Effective Date.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Consolidated Hydro, Inc., its subsidiaries, the majority of which are wholly owned, and partnership interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts have been reclassified in 1996 and 1995 to be in conformity with 1997 presentation.

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

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with maturities when purchased of three months or less to be cash equivalents. A portion of cash is restricted by specific project-related agreements, which generally mandate that cash must first be utilized solely for funding operations and/or the payment of debt associated with the project. As a result, restricted cash is generally not available for general corporate purposes.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost (Note 8). Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

     Plant and equipment are depreciated on the straight-line method over the estimated useful lives of the respective assets (generally 50 years for dam and appurtenant structures and 30 years for mechanical and electrical equipment). Depreciation expense was $5,654, $6,042 and $5,872 in 1997, 1996 and 1995,
respectively.

     ASSETS TO BE DISPOSED OF

     The Company has reached agreements to sell or decommission four hydroelectric facilities located in California and Oregon and classifies these assets as Assets to be disposed of at June 30, 1997. These assets are stated at the lower of their carrying amount or fair value less estimated costs to sell. See Note 20 for further discussion.

     FACILITIES UNDER DEVELOPMENT

     Costs associated with facilities under development, including acquisition costs of property, plant and equipment, intangible assets and investments are transferred to construction in progress or investments as appropriate, upon the commencement of construction. Facilities under development are those that have not yet commenced the construction phase primarily because all the requisite permits and contracts have not yet been obtained and generally represent a higher level of risk than those projects under construction.

     INTEREST CAPITALIZATION

     The Company capitalizes interest costs associated with the development and construction of its facilities. Interest capitalized in 1997, 1996 and 1995 is disclosed in Note 11.

     INTANGIBLE ASSETS

     Intangible assets principally include costs incurred in connection with power purchase agreements, Federal Energy Regulatory Commission ("FERC") licenses and goodwill, all of which are capitalized and amortized on a straight-line basis over the periods to be benefited by such costs, ranging from 3 to 40 years (Note 9). Amortization expense was $3,007, $3,804, and $3,753 in 1997, 1996 and 1995, respectively. Legal, compliance and other related expenditures incurred in connection with the maintenance of power purchase agreements and FERC licenses are capitalized and amortized over the remaining term of the applicable contract or license. Management periodically reviews intangibles, including goodwill, for potential impairments.

     BUSINESS DEVELOPMENT COSTS

     . The Company expenses all business development related costs as incurred. Until a viable purchase and sale agreement, or other material project development documents are signed in respect of a prospective transaction. From thereon, all third party, project specific, business development related costs are capitalized.

     TREASURY STOCK

     The Company accounts for treasury stock under the cost method.

     INCOME TAXES

     The Company provides for deferred income taxes based on differences in reporting certain income and expense items for federal income tax and financial reporting purposes. The Company accounts for energy and investment tax credits using the flow-through method as a reduction of the provision for federal income taxes in the year in which such credits are utilized. The Company accounts for income taxes under the liability method required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109").

     NET LOSS PER COMMON SHARE

     Net loss per common share is computed by dividing the net loss for the year, adjusted for accretion of preferred stock and preferred dividends, by the weighted average number of common shares outstanding. Common stock equivalents are not included in the computation of net loss per common share as they would be antidilutive to the computation.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") which adjusts the reporting of earnings per share ("EPS") for financial statements for periods ending after December 15, 1997. Under SFAS 128, the reporting of primary EPS will be replaced by "basic" EPS, which is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Fully diluted EPS will be replaced by "diluted" EPS, which will be similar to fully diluted EPS as previously computed. Due to the Company's generation of losses, there is no difference anticipated between primary EPS as reported by the Company and "basic" EPS as computed under SFAS 128.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist principally of investments in short term interest bearing instruments and because of the short maturity of these items, the carrying amount approximates fair value.

LONG-TERM INVESTMENTS

     The carrying value approximates fair value for certain investments based on their near - term maturity. These investments in escrow are classified as long-term in the Balance Sheet due to restrictions imposed under certain contractual agreements. For other investments, for which there are no quoted market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. These investments are mainly in affiliates of the Company and are accounted for on the cost basis. The investment amounts in the chart below are exclusive of investments accounted for under the equity method of $8,177 and $7,512 in 1997 and 1996, respectively.

LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

     Market rate obligations consist of long-term debt obligations that approximate their fair value because of interest rates which fluctuate with market rates.

     The fair value of fixed rate obligations is based on discounted future cash flows using rates currently available to the Company for non-recourse project-finance loans with similar terms and average maturities. Loans related to the Company's pumped storage development assets have a fair value based on the prospects for the development of and fair value of such assets.

     The fair value of the Senior Discount Notes and the Company's 13% Cumulative Redeemabale Exchangeable Preferred Stock ( the "Series H Preferred") could not be reasonably estimated at June 30, 1996 because there was no public market for these securities. At June 30, 1997, the fair values of the Senior Discount Notes and Series H Preferred are based on the midpoint of a range of values prepared by a third party in connection with the reorganization (Note 1 and Note 20).

                                                               1997                           1996
                                              -----------      -----         -----------      ----
                                                Carrying          Fair         Carrying          Fair
                                                  Amount          Value         Amount          Value
Cash and cash equivalents                           32,502         32,502         23,834          23,834

Long-term investments for which it is:
         practicable to estimate fair value          8,184          8,184          2,973           2,973
         not practicable                            10,501             --          7,949              --

Long-term debt:
         market rate obligations                    33,208         33,208         34,890          34,890
         fixed rate obligations                     26,518         27,631         23,989          24,725
         pumped storage obligations                 15,905            100         14,420             100
         refinanced obligations                         --             --         14,500           4,500
         Senior discount notes                     169,813         81,400        151,131              --
         Series H preferred stock                  114,372            882         98,604              --


NOTE 4 - SALE OF CONSOLIDATED HYDRO MAINE, INC.

     On December 23, 1996, the Company through its wholly owned subsidiary, CHI Universal, Inc., a Delaware corporation ("CHI Universal"), sold Consolidated Hydro Maine, Inc., a Delaware corporation ("CHI Maine"), to Ridgewood Maine Hydro Partners, L.P., a Delaware limited partnership (the "Partnership"). CHI Maine owned and operated 15 hydroelectric projects located in the State of Maine with an aggregate capacity of 11.32 megawatts (the "Projects"). The sale was made pursuant to an Agreement of Merger dated as of July 1, 1996 (the "Merger Agreement"), by and among CHI Maine, CHI Universal, Ridgewood Maine Hydro Corporation and the Partnership. These assets were reported at their carrying value of $11.3 million in Assets to be disposed of on the Balance Sheet as of June 30, 1996.

     On the Closing Date (as defined in the Merger Agreement), all of the issued and outstanding capital stock of CHI Maine was sold to the Partnership for cash. After final adjustments, the total sale price aggregated approximately $12.9 million and the Partnership assumed a long-term lease obligation of approximately $1.2 million related to one of the Projects. In fiscal 1997, the carrying value was adjusted upward by $0.7 million as a result of adjustments to the final sales price of the assets (Note 5).

     The following unaudited pro forma financial information for the fiscal year ended June 30, 1997 and 1996 has been prepared assuming the disposition of CHI Maine occurred at the beginning of the periods presented.

                                                       (Unaudited)
                                               Twelve Months Ended June 30,
                                                1997              1996
                                                ----    -         ----
                                              (Pro forma)       (Pro forma)
  Operating Revenues                             $ 56,350          $ 51,967
                                                  =======           =======
  Net loss                                      $ (5,742)         $(71,486)
                                                  =======           =======
  Net loss per common share                     $ (24.60)        $  (74.30)
                                                  =======           =======
  Weighted average number of common shares      1,285,762         1,281,516
                                                 ========          ========

NOTE 5 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121")

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

     In fiscal 1996, the Company recorded an impairment charge of $87.2 million as a component of its loss from operations. In addition, a deferred tax benefit and a benefit for minority interests in loss of consolidated subsidiaries of $8.0 million and $2.1 million, respectively, were recorded as of that date. Of the total charges, $38.5 million was attributable to pumped storage development assets, resulting in an aggregate remaining carrying value of such assets of $0.1 million, $44.9 million was attributable to certain conventional hydroelectric assets, resulting in an aggregate remaining carrying value for such written down assets of $26.0 million, and $3.8 million was attributable to an other than temporary decline in the value of certain investments in partnerships which own hydroelectric facilities, resulting in an aggregate remaining carrying value of such assets of $0.8 million.

     In fiscal 1997, the Company recorded an impairment charge of $0.1 million as a component of income from operations. The total charges include an upward adjustment of $0.7 million to the carrying value of the CHI Maine assets as a result of adjustments to the final sales price of the assets, a $0.4 million charge attributable to certain conventional hydroelectric assets held for decommissioning resulting in a carrying value of such assets of $1.9 million, and a $0.4 million charge attributable to the write-off of certain development costs, resulting in a carrying value of zero. The new carrying value of these written down assets now reflects management's best estimate as to their fair value although there can be no assurance that future events or changes in circumstances will not require that such assets, or other of the Company's assets, be written down in the future.

     In conjunction with the adoption of SFAS 121, during the third quarter of fiscal 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the net loss, net of tax benefit, by approximately $1.0 million and $0.5 million for the years ended June 30, 1997 and 1996, respectively.

NOTE 6 - ACQUISITIONS

     The Company accounts for acquisitions in accordance with the purchase accounting method. The results of operations for these acquired hydroelectric projects are included in the accompanying Consolidated Statement of Operations commencing with the acquisition date.

     On February 16, 1995, the Company, through a wholly owned subsidiary, CHI Acquisitions II, Inc., a Delaware corporation formerly known as HDG Acquisitions, Inc. ("CHI Acquisitions II"), purchased 100% of the issued and outstanding capital stock of Hydro Development Group, Inc., a New York corporation ("HDG"). The stock of HDG was purchased pursuant to a Stock Purchase Agreement, dated as of December 19, 1994 (the "HDG Purchase Agreement") among CHI Acquisitions II, HDG and the holders of 100% of the issued and outstanding capital stock of HDG (the "Sellers") for a total cost of $49.2 million, comprised of a net cash payment of approximately $35.5 million including CHI's closing costs, plus certain assumed debt and other liabilities of approximately $2.7 million and $11.0 million, respectively. HDG's assets include certain general partnership interests in operating hydroelectric projects. The acquisition is disclosed in the fiscal 1995 Consolidated Statement of Cash Flows.

     HDG owns either directly, through subsidiaries or through general partnerships, interests in a total of 16 operating hydroelectric projects with an aggregate capacity of approximately 33 MWs (the "HDG Projects"). The HDG Projects are located in the states of New York, Massachusetts and Pennsylvania. All 16 HDG Projects have power purchase agreements in place that extend for terms ranging from approximately 5 to 30 years. CHI continues to operate the HDG Projects according to the terms of their licenses, contracts and permits.

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

     In February 1990, the Company acquired all of the common stock of TKO Power, Inc., a California Corporation ("TKO"). TKO was the General Partner and Limited Partner in certain operating hydroelectric projects located in California, aggregating approximately 4 MW of capacity. As of January 1, 1997 these partnerships were dissolved and all of the assets were transferred to a 100% owned subsidiary of the Company. Assets of $28 were transferred and liabilities of $28 were assumed in connection with this transaction. The transfer was accounted for in accordance with the purchase accounting method. Pro forma financial information has not been included, as the acquisition is immaterial to the consolidated financial results of the Company.

     In 1988, the Company entered into a $240.0 million acquisition facility agreement (the "Acquisition Facility") with GECC to provide funds for future acquisitions. All rights related to the Acquisition Facility terminated on March 25, 1997.


NOTE 7 - POWER GENERATION CONTRACTS

     The Company operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price.

     The Company sells substantially all of its electrical output to public utility companies pursuant to long-term power purchase agreements ("PPAs"), of which the remaining terms range between 6 months and 28 years. Consolidated power generation revenues, by major customer, for the years ended June 30, 1997, 1996 and 1995 were as follows:

                                                          1997              1996             1995
                                                    -------------     -------------    ----------
         Commonwealth Electric Co.                      $ 10,685          $  9,528          $ 8,509
         Niagara Mohawk Power Corporation                 10,285             9,139             4,865
         New England Power Co.                             6,184             5,133             4,942
         Central Maine Power Co.                           4,615             8,341             6,312
         Duke Power Co.                                    3,428             3,581             3,701
         All other customers                              15,468            14,039           11,058
                                                     --------------     --------------   --------------
                                                        $  50,665        $  49,761        $  39,387
                                                     ==============     ==============   ==============

     During 1997, 1996 and 1995, the amount shown for Commonwealth Electric Co. includes approximately $212, $72 and $290, respectively, of business interruption revenue representing lost generation recoverable from an insurance company as a result of an insurance claim. During 1997 and 1996, the amount shown for Duke Power Co. also includes approximately $419 and $767, respectively, of business interruption revenue from an insurance company as a result of an insurance claim (Note 17).

     On October 6, 1995, Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company which accounted for approximately 20.3% and 18.4% of consolidated power sales revenues in fiscal 1997 and fiscal 1996, respectively, submitted a proposal to the New York State Public Service Commission. NIMO proposed that it be relieved of its obligations under contracts with independent power producers ("IPPs") that NIMO considers uneconomic. In March 1997, NIMO announced that it reached preliminary agreements to restructure power purchase agreements with 19 IPPs. However, neither the Company nor any of its subsidiaries participated in these negotiations, and the impact of the remaining agreements on the Company, if any, is unknown.

     The Company has certain PPAs with Duke Power Company and the City of Seneca, related to projects located in the Southeast region, that expire in fiscal 1998, commencing in December 1997. Upon expiration of the PPA, the existing customers are required under PURPA to continue to purchase the electrical output of each project. However, the output will be sold to the related customers at avoided cost rates that are substantially lower than the rates currently in effect under the PPA. The effects of these reduced rates are not considered to be material to the consolidated results of the Company.

     Increased competition in the electricity industry might cause certain utilities to become higher credit risks. Although the ratings of the debt securities of many of the utilities which purchase power from the Company are currently investment grade, there can be no assurance of the long-term creditworthiness of any of the Company's customers. Should any customer fail, it might be difficult for the Company to replace the existing long-term contract with a new contract on similar economic terms in the current environment.


NOTE 8 - PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment includes assets acquired or refinanced under capitalized lease obligations of $24,455 and $27,525 at June 30, 1997 and 1996, respectively (Note 11).

     Property, plant and equipment comprise the following at June 30, 1997 and 1996:

                                                1997                1996
                                           --------------      --------------
 Land                                        $   3,738           $   3,610
 Dam and appurtenant structures                 71,101              68,953
 Mechanical and electrical equipment            70,738              69,785
 Buildings and other                             4,777               4,381
 Construction in progress                        1,851                 534
                                           --------------      --------------
                                               152,205             147,263
 Less - accumulated depreciation               (26,251)            (21,130)
                                           --------------      --------------
                                             $ 125,954           $ 126,133
                                           ==============      ==============

NOTE 9 - INTANGIBLE ASSETS

     Intangible assets comprise the following at June 30, 1997 and 1996:

                                                                                              Range of
                                                                1997             1996       Asset Lives
                                                       -------  -----    ------- -----      -----------
         Power purchase contracts                        $   23,958        $   24,243       3 - 32 years
         FERC licenses                                       16,234            16,066       4 - 40 years
         Goodwill                                            17,740            17,740         40 years
         Other intangibles                                    7,881             7,933       3 - 40 years
                                                        -------------     -------------
                                                             65,813            65,982
         Less - accumulated amortization                    (18,028)          (15,236)
                                                        -------------     -------------
                                                          $  47,785         $  50,746
                                                        =============     =============

     The majority of the Company's projects have been issued FERC licenses (extending through years ranging from 2001 to 2037) or have qualified for exemption from FERC licensing. Additionally, certain of the Company's projects aggregating 0.8 MW are not subject to licensing or exemption. An exemption exists for the duration of the life of the facility.


NOTE 10 - ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The Company reviews its accounts receivable for future collectability. As of June 30, 1997 and 1996, allowance for doubtful accounts on certain receivables was approximately $382 and $176, respectively. Accounts receivable comprise the following at June 30, 1997 and 1996:

                                                                   1997              1996
                                                              -------------     ---------
         Accounts receivable trade                              $   3,956         $   6,512
         Accounts receivable O&M contracts, net                       780               739
         Accounts receivable insurance claims                       1,335               198
         Accounts receivable other, net                               732               405
                                                              ------------      ------------
                                                                $   6,803         $   7,854
                                                                  =======           =======

     Accounts payable and accrued expenses, inclusive of related party payments due to GECC, comprise the following at June 30, 1997 and 1996:
                                                                    1997             1996
                                                              ------------      -----------
         Accrued interest                                       $   1,226         $   2,320
         Accounts payable                                             218             1,006
         Accrued lease expense payable to a related party           1,595             1,746
         Accrued compensation                                         945             1,027
         Accrued severance (Note 19)                                  198             1,141
         Other accrued expenses                                     2,276             2,359
                                                              ------------      ------------
                                                                $   6,458         $   9,599
                                                              ============      ============

NOTE 11 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and capitalized lease obligations comprise the following at June 30, 1997 and 1996:

                                                                                1997                 1996
                                                                             ----------        ----------
Parent Company Debt:
    Debt guaranteed or issued by the Parent Company directly - 12% Senior
       Discount Notes due 2003, non-cash interest computed on
          the basis of semi-annual compounding through July 15, 1998, after which interest, computed on the face value, becomes
          payable semi-annually in cash.                                             $169,813        $151,131
                                                                                 ------------    ------------
                                                                                      169,813         151,131
                                                                                 ------------    ------------
 Non-Recourse Debt of Subsidiaries secured by project assets unless otherwise noted:

    Capitalized lease obligations maturing at various dates through 2008.              24,455          27,525


    Term loan agreement with an investor due in quarterly payments through 2003, interest payable at the CP Rate, as defined, plus a margin of 4.0%,
       (9.62% and 9.42% at June 30, 1997 and 1996, respectively).
                                                                                       27,584          28,522

    Term loan agreement with an investor due in quarterly  payments through
       2013, interest payable at a fixed rate of 11.59%.                                5,254           6,621

    Term loan agreement with a bank, principal due in semi-annual payments through 2007, interest due quarterly on current loan balance at the
       London Interbank Offered Rate ("LIBOR"), as defined, plus a margin of
       1.25% (interest at 6.69% at June 30, 1996). Interest due quarterly on overdue principal payments of $1,624 at June 30, 1996 at the prime rate, as defined, plus a margin of 2.0% (interest at
       10.25% at June 30, 1996).                                                           --          14,500

    Term loan  agreement with a bank,  principal due in quarterly  payments
       through  2008,   beginning  on  September  30,  1997.  Interest  due
       quarterly at a fixed annual rate of 10.17% through  October 29, 2003 and thereafter through maturity,  at the U.S. Treasury Note Rate, as
       defined, plus 390 basis points.                                                  5,000              --

    Note payable to an insurance  company,  due in monthly payments through
       2007, interest at 12.7%.                                                         6,858           7,619

    Note  payable  to an  insurance  company,  due  in  quarterly  payments
       through 2003, interest at 11.25%.                                                6,538           6,795

    Term loan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0%
       (interest   at  7.78%  and  7.47%,   at  June  30,  1997  and  1996,             2,211           2,700
       respectively).


                                                                                      1997               1996
                                                                                   ----------        ----------
    Unsecured  notes  payable to investors , interest  payable  annually at
       various rates.                                                                   5,902           4,972

    Term loan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (interest at 7.78%
       and 7.47% at June 30, 1997 and 1996,
       respectively).                                                                   1,766           1,801

    Unsecured notes payable to investors , interest payable annually at the prime rate, as defined (8.50% and 8.25% at June 30, 1997 and 1996, respectively) for certain notes and 15% for other notes.
                                                                                        4,299           3,968

    Security deed held by the previous owners of a hydroelectric  facility, due June 18,  1999.  Interest  payable  monthly  at a fixed  rate of
       11.5%.                                                                           1,000           1,000

    Notes  payable  to an  insurance  company,  due in  quarterly  payments
       through 2005, interest rate at 8.5%.                                               787             850

    Term loan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (interest at 7.78%
       and 7.47% at June 30, 1997 and 1996,
       respectively).                                                                   1,283           1,470

    Term loan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (7.78%
       and 7.47% at June 30, 1997 and 1996, respectively).                                364             396


    Unsecured notes payable to private investors, due December 31, 1999 and
       2003, including accrued interest. Interest accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, accrues interest at a penalty rate
       equal to the stated rate plus 3.0%.                                                820             730

    Other long-term liabilities with various rates and maturities.                      6,147           6,020
                                                                                 ------------    ------------
                                                                                      100,268         115,489
                                                                                 ------------    ------------
Total debt and obligations under capital leases                                       270,081         266,620
        Less current portion                                                          (7,466)         (6,462)
                                                                                 ------------    ------------
Total long-term debt and obligations under capital leases                            $262,615        $260,158
                                                                                      =======         =======


     Total interest charges associated with the above obligations were $29,780, $28,581 and $24,729, of which $189, $1,705 and $2,951, was capitalized in conjunction with the development and construction of hydroelectric facilities in 1997, 1996 and 1995, respectively. The aggregate long-term debt payments due each fiscal year ending June 30, including capitalized lease obligations, net of amounts representing interest totaling $11,238, are as follows:

                  1998                                   $   7,466
                  1999                                       6,154
                  2000                                       5,478
                  2001                                       5,894
                  2002                                       6,215
                  Thereafter                               238,874
                                                     -------------
                                                         $270,081
                                                          ========

     The Senior Discount Notes were issued as part of the Refinancing, at a substantial discount from their principal amount and provide for cash payment of interest commencing January 15, 1999. The issue price represents a yield to maturity of 12% computed on a basis of semi-annual compounding until reaching face value in 1998, after which interest becomes payable semi-annually at the stated 12% rate. The Senior Discount Notes are due July 15, 2003 but may be redeemed at any time on or after July 15, 1998 at the Company's option, in whole or in part, at 100% of their principal amount plus accrued interest. The Senior Discount Notes contain restrictive covenants providing for limitations on indebtedness and restrictions on payments of dividends or distributions of capital stock, among other restrictions. See Note 1 and Note 20 for effects resulting from the implementation of the Plan of Reorganization on and after the Effective Date.

     In October 1993, one of the Company's former senior lenders, Den norske Bank AS ("DnB"), provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. On December 3, 1996, the Company amended the DnB Facility (the "Amendment") which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from $5.9 million at June 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants.

     The DnB Facility contains certain affirmative and restrictive covenants which are generally consistent with the terms of the Senior Discount Notes and the preferred stock. As of June 30, 1997, the Company was in compliance with its covenants, as amended, under the DnB Facility. The Company's September 15, 1997 chapter 11 filing with the Bankruptcy Court resulted in an event of default under the DnB Facility. Subsequently, DnB notified the Company that it will take no action to enforce it's remedies for such default.

     The outstanding letters of credit under the DnB Facility totaled $3,091 and $5,941 as of June 30, 1997 and 1996, respectively. Fees on each outstanding letter of credit are computed as follows: (i) 2.0% per annum on the available amount of such letter of credit, payable quarterly in arrears; (ii) standard charges in connection with the issuing, administering, amending, processing or paying any letter of credit; and (iii) costs of confirmation, requested by any beneficiary, in the amount not to exceed 1/2 of 1.0% per annum based upon the available amount of the letter of credit.

     As of June 30, 1997, capitalized lease obligations consist primarily of two lease financing transactions on three of the Company's projects. As a result of the initial transactions, $22,274 in dam and appurtenant structures and $12,239 of mechanical and electrical equipment, in the aggregate, were capitalized. The leases have initial terms that extend through 2003 and 2008, with renewal options in minimum one and five year increments. These leases require that lease payment reserves, with provisions for escalations in the event certain power sales rates are not attained, be maintained for the respective terms of the leases. Certain of these reserves must be in cash with the balance in either cash or letters of credit from an acceptable issuer.

     To the extent that it is anticipated that the minimum cash components will not be used to fund operation expenses or lease payments in the next fiscal year, these minimum cash components have been included in Investments and other assets in the accompanying Consolidated Balance Sheet. Further, in connection with one of the leases, the Company has provided a tax indemnity of an amount not to exceed $2,750 to the extent certain specified tax benefits, as defined, are not available to one of the owner participants, as defined. Minimum rental commitments under these leases for the five years following June 30, 1997 are included in the table above.

     In conjunction with the acquisition of HDG, the Company entered into a Credit and Reimbursement Agreement dated February 15, 1995, with GECC (Note 6). The agreement provides for two term loans, the A Loan and B Loan, a revolving credit facility, and two letters of credit in support of HDG project obligations. The A Loan, with an outstanding principal balance at June 30, 1997 of $27,584, is secured by the stock and assets of the HDG projects. The B Loan, with an outstanding principal balance at June 30, 1997 of $5,254, is secured by certain other projects owned by the Company (Note 20). Each of these loans is non-recourse to the Company. The agreement also provides for a $3,000 revolving credit facility through 2013, to be drawn as necessary to pay principal and interest due on the term loans in the case of insufficient funds resulting from unusually low water flow. The $3,000 revolving credit facility shall bear interest at a rate equal to the CP Rate, as defined, plus a margin of 5%. GECC has also provided two letters of credit totaling $350 in support of certain HDG projects.

     As of June 30, 1996, non-recourse project loans, aggregating $14,500, remained in default. The $14,500 term loan agreement with a bank was assumed in conjunction with the acquisition of certain hydroelectric assets. On October 30, 1996, the Company arranged to have a financial institution purchase this non-recourse project term loan, $13,759 at the date of purchase, (the "Old Loan") for $5,000, including certain required reserves and closing costs of $500 (the "New Loan"). An additional $2,000 credit facility is also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of the Company was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company recorded a $5,658 Extraordinary gain on early extinguishment of debt, net of certain transaction costs of approximately $187 and income tax of $3,414, on its Statement of Operations for the fiscal year ended June 30, 1997.

     The New Loan, which matures in the year 2008, accrues interest at a fixed rate of 10.17% per annum through October 29, 2003. Thereafter, through October 30, 2008, interest accrues on a quarterly basis, at a rate equal to the three year U.S. Treasury Note Rate plus 390 basis points. Principal and interest payments are to be made quarterly in arrears and mandatory prepayments, if required, are to be made annually. Costs associated with obtaining the New Loan have been capitalized and are included in Intangible assets, net on the Company's Balance Sheet as of June 30, 1997.

     The $6,858 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $18,900 and $19,300 at June 30, 1997 and 1996, respectively) have been pledged as security.

     The $6,538 note payable to an insurance company was assumed in connection with another acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $11,786 and $9,526 at June 30, 1997 and 1996, respectively) have been pledged as security.

     The $2,211 term loan agreement (the "Loan Agreement") with a bank was entered in connection with the acquisition of certain hydroelectric facilities. The Loan Agreement is secured by the stock of the Company's subsidiary which acquired the hydroelectric facilities and the subsidiary's interest in certain limited partnerships as well as certain notes payable, by these limited partnerships, to the Company.

     The $5,902 notes payable to investors relates to the financing for the Company's majority-owned subsidiary, Summit Energy Storage Inc. ("Summit"). Certain warrants were also issued by Summit as part of the terms of these notes. Interest is payable annually at December 31 at the prime rate of interest, as defined (8.50% and 8.25% at June 30, 1997 and 1996, respectively) for certain notes and 10% for other notes. Unpaid interest balances are added to the outstanding principal at each December 31, and accrue interest at the applicable note interest rate.

     The $1,766 term loan agreement was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility.

     The $4,299 notes payable to investors relates to the financing for one of the Company's pumped storage development projects, River Mountain. Interest is payable annually on December 31, at the prime rate of interest, as defined, for certain notes and 15% for other notes. Unpaid interest balances are added to the outstanding principal at each December 31, and accrue interest at the applicable interest rate.

     The $1,000 security deed is secured by substantially all of the related hydroelectric facility's assets (approximately $1,800 and $1,400 at June 30, 1997 and 1996).

     The $787 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $1,500 and $1,400 at June 30, 1997 and 1996) have been pledged as security.

     The $1,283 term loan agreement was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility. Pursuant to the terms of the agreement, substantially all of the acquired hydroelectric assets (approximately $4,800 and $5,500 at June 30, 1997 and 1996) have been pledged as security.

     The $364 term loan agreement was undertaken by the Company in connection with the acquisition of a hydroelectric facility. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $1,400 and $1,100 at June 30, 1997 and 1996) have been pledged as security.

     The $820 notes payable to private investors relates to the financing for CPS for which warrants were also issued to the holder for the purchase of 10% of CPS common stock. Interest accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, accrues interest at a penalty rate equal to the stated rate plus 3.0%.


NOTE 12 - MANDATORILY REDEEMABLE PREFERRED STOCK

     Series H Preferred, issued under the Refinancing for $70,299, is recorded net of issuance costs of $3,083 and the value attributed to the detached warrants of $5,916. The recorded value of the Series H Preferred at June 30, 1997 and 1996 was adjusted to reflect non-cash dividends declared of $14,911 and $13,057, respectively. In addition, the recorded value in each year was also adjusted by $857, representing accretion of the issuance costs and attached warrant value in 1997 and 1996, which is being accreted over 10.5 years to the redemption date.

     See Note 1 and Note 20 for effects resulting from the implementation of the Plan of Reorganization on and after the Effective Date.

NOTE 13 - CAPITAL STOCK

     SERIES F AND SERIES G PREFERRED STOCK

     In fiscal 1992, the Company consummated the Recapitalization pursuant to the terms of the Purchase Agreement dated March 25, 1992 between the Company and the Investor Group.

     Under the terms of the Purchase Agreement, dated March 25, 1992, the Investor Group purchased 55,000 shares of 8% Senior convertible voting preferred stock ("Series F Preferred"), 55,000 shares of 9.85% Junior convertible voting preferred stock ("Series G Preferred") and certain warrants, which have since expired, for an aggregate purchase price of $110,000. Immediately prior to the closing date of the Purchase Agreement, the Company exchanged class A common stock for all shares of the then existing class B common stock on a one-for-one basis and accelerated the issuance of 451,202 warrants deemed effective and earned by GECC pursuant to the Acquisition Facility. Concurrent with the issuance of the Series F Preferred and Series G Preferred, the Company approved and issued warrants to the Investors (the "Investor Warrants") to purchase 809,192 shares of its class A common stock at a purchase price of $0.001 per share. The Investor Warrants were never exercised and expired on March 25, 1997. In addition, warrants for issuance to certain members of management (the "Management Warrants") were approved concurrent with the issuance of the Series F and Series G Preferred. The Management Warrants were never issued and expired on March 25, 1997.

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

     In February 1996, Ms. Carol H. Cunningham, the Company's then Executive Vice-President and Chief Development Officer, exercised her option under an existing agreement with the Company to have the Company issue 1,279 shares of Series F Preferred and 1,279 shares of Series G Preferred in exchange for shares of Summit stock (or vested options therefore) owned by Ms. Cunningham. The Company subsequently issued such shares of Series F Preferred and Series G Preferred with an effective date of February 28, 1996.

     Dividends on the Series F Preferred and Series G Preferred are cumulative (amounting to $51,029 and $40,906 at June 30, 1997 and 1996, respectively) and are payable annually in arrears upon declaration by the Company's Board of Directors. The cumulative undeclared dividends in arrears per share as of June 30, 1997 were $413.33 for the original 55,000 shares of Series F Preferred and $107.11 for the 1,279 shares of Series F Preferred issued subsequently, and $508.92 for the original 55,000 shares of Series G Preferred and $131.88 for the 1,279 shares of Series G Preferred issued subsequently. The cumulative undeclared dividends in arrears per share as of June 30, 1996 were $333.33 and $410.42 for the Series F Preferred and Series G Preferred, respectively. Under certain specified conditions constituting a "Trigger Date", as defined in the Restated Certificate of Incorporation of the Company, the holders will be entitled to convert any or all accrued and unpaid dividends into shares of class A common stock by dividing such dividends by 85% of the Market Price, as defined, of the class A common stock. The Company may redeem the Series F Preferred and Series G Preferred, at its option: (i) anytime subsequent to March 25, 2000; or earlier (ii) if a public trading market for the Company's common stock exists, the market value exceeds $60 per share, and the Investor Group, upon redemption, will receive a minimum internal rate of return on their investment of 30%. The redemption price will be equal to $1,000 per share plus all accumulated and unpaid dividends. A public trading market for the class A common stock is deemed to exist only if 30% of the fully diluted common stock, owned by other than certain related parties, is freely tradable without further registration.

     LIMITATIONS ON DIVIDENDS AND STOCK PURCHASES

     The Company has reserved 246,510 shares of class B common stock for issuance upon exercise of the Class B Warrants. The Purchase Agreement requires that shares of unissued class A common stock be reserved in the amount necessary to satisfy all of the obligations of issuance in the event of a conversion of the Series F Preferred and Series G Preferred and/or the redemption of any outstanding warrants, or a total of 3,831,683 and 4,576,925 shares at June 30, 1997 and 1996, respectively. It further provides for certain limitations including limits on indebtedness, capital expenditures, investments, loans and advances and further equity transactions.

     SERIES H PREFERRED STOCK

     In fiscal 1993, the Company completed the Refinancing under which 136,950 shares of Series H Preferred were issued. The Series H Preferred ranks senior to all classes of common stock and the Series G Preferred stock and junior to the Series F Preferred. The Series H Preferred is mandatorily redeemable on December 31, 2003 at $1,000 per share, plus accrued interest and unpaid dividends. However, it may be redeemed, at the Company's option, any time after June 30, 1998, in whole or in part, at the then current liquidation preference plus all accrued and unpaid dividends.

     The initial liquidation preference of the Series H Preferred was $513.32 per share at issuance on June 22, 1993 and current liquidation preference was $875.67 per share on June 30, 1997. The liquidation preference will be increased as form of payment for declared dividends required quarterly in arrears, computed based on the then current liquidation preference, until increasing the liquidation preference to $1,000 per share on June 30, 1998, after such time the dividends will become payable in cash from legally available funds, when, and if declared by the Board of Directors.

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

     In the event the Company fails to make the required dividend payments, the dividend rate rises 0.25% per quarter, to a maximum of 16.5%, until paid in full. Among other restrictions and covenants, the Series H Preferred provides for limitations on the payment of dividends or distribution of capital stock of any of its Restricted Subsidiaries, as defined. After June 30, 1998, in the event that cash dividends on the Series H Preferred are in arrears and unpaid for more than six quarters, whether or not consecutive, the Board of Directors of the Company will be increased by two directors and the holders of the majority of the Series H Preferred, voting separately as a class, will be entitled to elect two directors of the expanded Board of Directors. Such voting rights and Board membership will continue until such time as all dividends in arrears on the Series H Preferred are paid in full.

     CHANGE IN CAPITAL STRUCTURE

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code and simultaneously filed the Plan of Reorganization. If the Plan of Reorganization is confirmed by the Bankruptcy Court, CHI will emerge from bankruptcy with a substantially different capital structure. The Plan of Reorganization is described in Note 1 and Note 20.

NOTE 14 - EMPLOYEE EQUITY PROGRAMS, DIRECTOR COMPENSATION AND 401(K) PLANS

     EMPLOYEE EQUITY PROGRAMS

     The Company maintains a Stock Option Plan (the "SOP"). The SOP will be replaced with a new stock option plan as of the Effective Date. The SOP provides for a maximum number of 350,000 options, each to purchase one share of class A common. Options are at the discretion of the Board of Directors on the basis of exercise prices equal to fair market value, as defined, at the time of the grant. Options granted prior to December 31, 1992 ratably vest daily over 5 years, however, options granted on December 31, 1992, and after, ratably vest annually over 5 years. Vesting for certain options, under certain defined circumstances, may be accelerated.

     At June 30, 1997, 1996 and 1995, unvested SOP grants at less than Fair Market Value, as defined, and converted from a pre-existing employee equity program, amounted to zero, zero, and $99, respectively.

     During fiscal 1997, and 1996 , no options to purchase stock were granted. In fiscal 1995, options to purchase 47,000 shares of the Company's class A common, exercisable at $50 per share, were granted to employees pursuant to the SOP. Included in the charge for employee and director equity participation programs were vested SOP grants valued at zero, $99 and $229 in 1997, 1996 and 1995, respectively. Since the exercise price is equivalent to the Fair Market Value, as defined, at the time of issuance, no related compensation expense has been recorded.
Transactions for 1997, 1996 and 1995 are summarized as follows:

                                                                        1997             1996              1995
                                                                     ------------     ------------      ----------
       Outstanding, beginning of year                                   268,781          323,286           279,805
           Granted during the year                                           --               --            47,000
           Forfeitures                                                 (44,734)         (54,505)           (3,519)
                                                                   ------------     ------------      ------------
       Outstanding, end of year                                         224,047          268,781           323,286
                                                                        =======          =======           =======
       Options eligible for exercise, end of year
        (at prices ranging from $13.50 to $50.00 per share)             174,314          184,973           207,147
                                                                        =======          =======           =======

       Options available for grant, end of year                         125,953           81,219            26,714
                                                                        =======          =======           =======

NOTE 14 - EMPLOYEE EQUITY PROGRAMS, DIRECTOR COMPENSATION AND 401(K) PLANS (CONTINUED)

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

    In fiscal 1996, there was no deferred compensation recorded related to the above mentioned stock issuances to the board of directors and a member of executive management. Included in the charge for employee and director equity participation programs were vested board of directors and executive employee stock grants valued at $160 in 1996.

    Effective September 30, 1996, the Board of Directors reinstated compensation for non-management directors of the Company as follows: (i) $10 annual retainer payable quarterly in advance and (ii) $1.5 payable for each Board meeting attended. There is no additional compensation for attendance or participation in meetings of Board committees or for participation in any teleconference Board meeting. In fiscal 1997, the Company paid $59.5 for non-management director compensation.

     401(k) PLAN

    The Company provides a defined contribution 401(k) plan which covers substantially all of its domestic employees subject to certain prequalification requirements. Costs of the plan were charged to operations as compensation expense in 1997, 1996 and 1995.

NOTE 15 - TAXES

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code and simultaneously filed the Plan of Reorganization. If the Plan of Reorganization is confirmed by the Bankruptcy Court, the Company's Tax NOL carryforwards will be significantly reduced, due to the discharge of indebtedness under the Plan of Reorganization, and may be subject to a new annual limitation. The Plan of Reorganization is described in Note 1 and Note 20.

     The benefit/(provision) for income and franchise taxes consists of the following for the years ended June 30:

                                                               1997                1996               1995
                                                         -------------       ---------------     ----------
  Federal income taxes                                       $   (408)           $ (283)            $   (220)

  State income and franchise taxes                                (505)            (287)                (157)

  Deferred tax benefits                                        (2,382)            7,951                   --
                                                             -------------   -------------       --------------
                                                              $(3,295)          $ 7,381             $   (377)
                                                             =============   =============       ==============

     The benefit/(provision) for income and franchise taxes differs from an amount computed by applying the statutory income tax rate to pre-tax income, as follows, for the years ended June 30:


                                                                1997               1996                1995
                                                          -------------      -------------       ----------
         Tax benefit at US statutory rate                     $     731           $  32,542        $    5,405
         State income tax expense                                  (352)               (156)              (57)
         State franchise tax expense                               (153)               (131)             (100)
         Losses without current tax benefit                      (3,113)           (24,591)            (5,405)
         Alternative minimum tax                                   (408)               (283)             (220)
                                                             -----------       -------------       ------------
                                                             $   (3,295)          $   7,381        $     (377)
                                                             ============      =============       ============

     Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                                  1997                   1996
                                                                  ----                   ----
              Deferred tax assets:
                         Net operating loss                       $21,925               $22,865
                         Tax credits                                4,237                 5,851
                         Lease payment obligations                  9,504                10,480
                         Original issue discount                   22,235                15,598
                         Pumped   storage    development            8,624                15,785
costs
                        Valuation reserve                         (50,056)              (49,266)
                                                              -----------           -----------
                        Total deferred tax assets, net            $16,469                21,313
                                                              -----------           -----------

          Deferred tax liabilities:
                     Tangible asset basis difference             $36,205                $38,863
                     Intangible asset basis difference            11,457                 11,097
                                                             -----------            -----------
                       Total deferred tax liabilities             47,662                 49,960
                                                             -----------            -----------
                  Net deferred tax liability                     $31,193                $28,647
                                                             ===========            ===========

     The deferred tax benefit of approximately $8.0 million for the year ended June 30, 1996 relates to the write-down of certain long-lived assets in accordance with SFAS 121 (see Note 5). The effective tax rate of the deferred benefit recognized from the write-down differs from the federal statutory rate due to the reduction of deferred tax liabilities offset by an increase in the valuation allowance attributable to net operating loss carryforwards.

     The valuation allowance increased by $790 primarily due to an increase in the gross deferred tax asset relating to original issue discount, the future benefits of which are not more likely than not to be realized, offset by reductions in other gross assets as a result of tax attribute expirations and tax basis reductions.

     At June 30, 1997, 1996 and 1995, the Company had net operating loss ("NOL") carryforwards for federal income tax purposes ("Tax NOL") of approximately $64,485, $67,300 and $72,900, respectively, expiring through fiscal 2011. Of the amounts at June 30, 1997, the Company has available acquired federal income tax net operating loss ("Acquisition NOL") carryforwards in the amount of approximately $6,432 representing unused losses accumulated by certain entities prior to their acquisition by the Company. These NOLs, which expire in varying amounts beginning with fiscal 2001, are restricted in terms of utilization.

    At June 30, 1997, the Company has approximately $1,764 of investment, energy and AMT credits available to reduce future income taxes for federal income tax reporting purposes expiring during fiscal 2001 through 2003. Additionally, the Company has available investment, energy and AMT credits in the amount of approximately $2,473, representing unused credits accumulated by certain entities prior to their acquisition by the Company. These credits, which are restricted in terms of utilization, will begin to expire in fiscal year 1998.

     The utilization of $20,400 of the Company's Tax NOL carryforwards is limited under current law to a maximum annual amount of approximately $3,400 plus the portion of this annual limitation not utilized in any prior year. As of June 30, 1997, the aggregate amount of these NOLs which have accumulated under this calculation and are available to be utilized currently is approximately $14,800. The amount of the above noted tax credits which can be utilized in any one future fiscal year is also restricted in the same manner as the restricted Tax NOL carryforwards. Any future utilization of the Acquisition NOL or tax credit carryforwards noted above would be reflected as a retroactive reduction of goodwill, to the extent thereof, in accordance with the purchase method of accounting.


NOTE 16 - COMMITMENTS

     OPERATING LEASE COMMITMENTS

     The Company has several non-cancelable operating leases expiring through 2078. The majority of these leases require annual lease payments based upon a percentage of gross or net revenues, as defined in the respective lease agreements, and provide for minimum annual payments to the lessor.

     Minimum rental commitments under non-cancelable operating leases for the five fiscal years following June 30, 1997 are approximately $4,900 per year.

     PUMPED STORAGE DEVELOPMENT

     The Company has concluded that the prospects for successfully developing its pumped storage projects are remote, and is currently limiting its pumped storage activities to the minimum necessary to maintain the long-term viability of these projects and the monitoring of market conditions relevant to the projects. The Company has reduced the carrying value of its pumped storage development assets to $0.1 million as a result of the adoption of SFAS 121 in fiscal 1996.

     INDEMNIFICATIONS

     In connection with the financing of certain projects, it has been assumed that certain tax benefits will be available. In the event that all or part of certain tax benefits are subsequently determined to be unavailable, the related project subsidiary and, in limited circumstances, the Company and/or intermediate subsidiary thereof have agreed to indemnify for such lost tax benefits. As of June 30, 1997, no claims have been made. It is management's opinion that future material claims are unlikely.


NOTE 17 - INSURANCE CLAIMS

     In August 1995, the Company experienced a property damage claim as a result of a tropical storm. The claim, covered under the Company's umbrella property and business interruption insurance policy, involves five projects located in South Carolina, including Apalache, Lower Pelzer, Piedmont, Upper Pelzer and Ware Shoals. The total claim as of June 30, 1997 was $3,462, of which approximately $419 and $767 were recorded as business interruption revenue and $1,607 and $669 were related to recoverable property damages at June 30, 1997 and 1996, respectively. The Company has received two partial payments of the claim, totaling $2,127 and of the total payment received, $79 and $767 related to business interruption revenue earned and $1,114 and $166 (net of the $100 self-insurance deductible) related to recoverable property damages incurred in fiscal 1997 and 1996, respectively. As of June 30, 1997, the Company has recorded a receivable of $1,335, of which $340 relates to business interruption revenue earned and $995 relates to recoverable property damages incurred for the Lower Pelzer project.


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

     GECC is a minority stockholder of and significant lender and provider of partnership equity to the Company and/or its projects, through project financings, including the HDG transaction. Transactions indicated on the face of the financial statements as related party transactions include those with GECC.

     Transactions indicated on the face of the financial statements as related party also include transactions with Morgan Stanley & Co. Incorporated ("Morgan Stanley"), affiliates of which are investors in the Company through The Morgan Stanley Leveraged Equity Fund II, L.P.

     On October 13, 1994, the Company engaged Morgan Stanley to provide the Company with financial advice and assistance. In connection with that assignment, Morgan Stanley has explored various options to increase shareholder value including a possible sale of the Company or interests therein. The Company has incurred approximately zero, $2 and $298 of fees to Morgan Stanley as of June 30, 1997, 1996 and 1995, respectively.


NOTE 19 - EXECUTIVE EMPLOYEES

     Effective June 30, 1996, Olof S. Nelson resigned as Chairman of the Board of Directors, Director, President and Chief Executive Officer of the Company as well as each of the executive and director positions Mr. Nelson held with any of the Company's subsidiaries and affiliates. As a result of Mr. Nelson's resignation, a severance accrual was established as of June 30, 1996 in the amount of approximately $1.1 million and as of June 30, 1997, $0.2 million remains.


NOTE 20 - SUBSEQUENT EVENTS

     DECOMMISSIONING OF CONVENTIONAL HYDROELECTRIC ASSETS

     In September 1997, the Company through its wholly owned subsidiary, Joseph Hydro Company, Inc., a Delaware corporation ("Joseph"), terminated the PPA with PacifiCorp, the purchasing utility, relating to three of its projects located in Oregon, aggregating 7.01 MW of capacity (the "Joseph Projects"). Joseph received a cash payment of $2,815, pursuant to the Termination Agreement between Joseph and PacifiCorp, to terminate production and delivery of power from the Joseph Projects, surrender the PPA and remove all facilities associated with the Joseph Projects in accordance with certain terms and conditions. After payment of certain fees, transaction and removal costs totaling approximately $915, the Company applied the remaining approximately $1,900 as a pre-payment on the GECC B Loan (the "GECC Loan") as the assets of the Joseph Projects secure the GECC Loan (Note 11). The Company expects to substantially complete the removal of all facilities of the Joseph Projects by the end of calendar 1997. These assets are included at their carrying value of $1,900 in Assets to be disposed of on the Balance Sheet as of June 30, 1997.

     RESTRUCTURING OF COMPANY

     On June 4, 1997, CHI, the holders of a majority of the preferred stock and an informal committee of institutions that own, or represent beneficial holders that own, approximately 89.2% of CHI's outstanding Senior Discount Notes (the "Unofficial Bondholders' Committee") reached an agreement in principle on the terms of a restructuring to be accomplished pursuant to the Plan of Reorganization under chapter 11 of the Bankruptcy Code. On August 8, 1997, pursuant to the Disclosure Statement, CHI commenced a prepetition solicitation of votes by the holders of Senior Discount Notes and preferred stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Senior Discount Notes and preferred stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of 100% of the Senior Discount Notes that voted on the Plan of Reorganization and by holders of greater than 98% of the Series F, greater than 97% of the Series G and greater than 97% of the Series H Preferred, that voted on the Plan of Reorganization.

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court and filed the Plan of Reorganization and the Disclosure Statement. None of CHI's subsidiaries has commenced a case under the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court signed on September 15, 1997, a hearing before the Bankruptcy Court to consider confirmation of the Plan of Reorganization is scheduled to be held on October 23, 1997. CHI anticipates (but can give no assurance) that, if the Bankruptcy Court enters an order confirming the Plan of Reorganization on or about October 23, 1997, the Plan of Reorganization will become effective before December 31, 1997.

     Through the implementation of the Plan of Reorganization on and after the Effective Date, it is anticipated that CHI's most significant financial obligations will be restructured as follows: $202 million in face amount of outstanding Senior Discount Notes will be converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of New Class A Common Stockand shares of New Class B Common Stock to be issued on the Effective Date, subject to dilution from the New Warrants and the Management Options; the holders of the preferred stock will exchange such stock for warrants to purchase up to 12.5% of the New Common Stock, subject to dilution from the Management Options; and CHI's old common stock will be cancelled. CHI's senior management will receive options to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution from the New Warrants. As a result of the restructuring, it is anticipated that, other than a working capital facility to be entered into as of the Effective Date, CHI will not have any significant debt obligations after the Effective Date.

     If the Bankruptcy Court confirms the Plan of Reorganization, CHI will be deemed to have adopted on the Effective Date the Amended CHI By-laws and a Restated CHI Certificate of Incorporation, each of which has been filed in the Bankruptcy Court as an exhibit to the Plan or Reorganization. Pursuant to CHI's Restated Certificate of Incorporation, as of the Effective Date, CHI's name will be changed from Consolidated Hydro, Inc. to CHI Energy, Inc. and the fiscal year-end will be changed from June 30 to December 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXISTING DIRECTORS AND EXECUTIVE OFFICERS

     The names of the executive officers ("Executive Officers") of CHI and its principal subsidiaries and the directors of CHI (the "Directors"), their ages as of June 30, 1997, and positions with CHI are as follows:

NAME                                AGE                   POSITION
----                                ---                   --------
James T. Stewart                    49                    Chairman, Chief Executive Officer and Director

Edward M. Stern                     38                    President, Chief Operating Officer and Secretary

Michael I. Storch                   45                    Executive Vice President -- Strategy and Development

Pascal J. Brun                      48                    Senior Vice President -- Canadian Development

Mary V. Gilbert                     35                    Senior Vice President and Chief Financial Officer

Daniel S. Pease                     42                    Senior Vice President -- Operations

Rickey J. Cashatt                   45                    Senior Vice President and General Manager, CHI Power, Inc.

Frank T. Giacalone                  46                    Senior Vice President --  Development, CHI Power, Inc.

Patrick J. Danna (1)                38                    Vice President, Treasurer and Controller

J.  Christopher Hocker              46                    Vice President -- Corporate Affairs

Neil A. Manna                       34                    Vice President -- Finance, Controller and Treasurer

Nissan Boury                        51                    Director

Charles J. Micoleau                 55                    Director

Colin F. Raymond                    27                    Director

Frank V. Sica                       46                    Director

Michael H.  Walkup                  45                    Director


---------------
(1) Mr. Danna resigned from his position at the Company, effective July 18, 1997.

     The Executive Officers of the Company are elected by the Board of Directors and serve at their discretion with no fixed term of office, except for Mrs. Mary
V. Gilbert, Mr. James T. Stewart, Mr. Michael I. Storch, and Mr. Edward M. Stern who serve under certain employment contracts, the terms of which are discussed in Item 11.

     James T. Stewart, Chairman and Chief Executive Officer -- Mr. Stewart joined CHI in November 1995 as President and Chief Executive Officer of CHI Power, Inc., a newly-formed CHI subsidiary. He was elected Chairman and Chief Executive Officer of the Company effective July 1, 1996. Prior to joining CHI, Mr. Stewart had more than 25 years of experience in the energy industry. He joined the engineering and construction firm of CRS Sirrine in 1985 as senior Vice President, responsible for creating its power division. In 1988 he became President and Chief Executive Officer of CRSS Capital, its independent power subsidiary, and was responsible for developing more than $800 million in energy assets at seven sites, with more than 1,300 equivalent megawatts. He became President of CRSS, Inc., the parent company, in 1994. Mr. Stewart holds a Bachelors degree in chemical engineering from Penn State University, a Masters degree in chemical engineering from the University of Pittsburgh, and is a registered Professional Engineer.

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

     Mary V. Gilbert, Senior Vice President and Chief Financial Officer -- Mrs. Gilbert joined CHI in July 1996 as Senior Vice President of Finance for CHI Power, Inc. She was named to her current position in January 1997 and is presently responsible for the Company's accounting, tax, financial reporting, treasury, human resource and information systems functions. Prior to joining CHI, she served in several capacities with CRSS Inc., most recently as Vice President, Controller of the parent company. Previously she had served as Chief Financial Officer of CRSS Capital, its independent power subsidiary. Prior to joining CRSS, Mrs. Gilbert was employed by Ernst and Young for six years, last holding the position of audit manager. Mrs. Gilbert received a Bachelor of Science degree in accounting from the University of Colorado at Boulder. She is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

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

     Rickey J. Cashatt, Senior Vice President and General Manager, CHI Power, Inc. -- Mr. Cashatt joined CHI in January 1996. He is currently responsible for the construction and operation of industrial energy facilities of the Company, as well as providing development support. Before joining CHI Power, Mr. Cashatt was a senior project manager for Destec Engineering Inc., responsible for directing the development and construction of simple cycle and combined cycle plants in the United States and internationally. Mr. Cashatt also served as a project manager with similar responsibilities for CRS Sirrine Engineers, Inc. prior to his employment at Destec Engineering, Inc. He began his career with International Paper Company, responsible for hydroelectric and combustion power plant installation and upgrades. Mr. Cashatt holds a degree in electrical engineering from North Carolina State and is a registered professional engineer.

     Frank T. Giacalone, Senior Vice President, Development, CHI Power, Inc. -- Mr. Giacalone began his employment with CHI in November 1995. He is responsible for the marketing and business development functions of the Company that include domestic and international opportunities of both hydro and industrial energy projects. Prior to joining CHI, Mr. Giacalone most recently served as a senior business developer for CRSS Inc. where he was responsible for the development and negotiation of energy and industrial transactions. Prior to that he held numerous senior development positions with other energy companies, beginning his career with General Electric Company. Mr. Giacalone holds a degree in mechanical engineering from Widener University and is a registered professional engineer.

     J. Christopher Hocker, Vice President -- Corporate Affairs -- Mr. Hocker joined CHI in November 1990 as Director of Communications. Currently, he coordinates CHI's business development efforts and also is responsible for internal and external communications relating to the Company and its major projects in development and for public affairs related to the Company's involvement in national industry associations. He currently is a Director of the National Hydropower Association. Prior to joining CHI, he was an independent consultant specializing in communications related to the energy and environmental industries. His previous experience also includes serving as Marketing Manager for Morrison-Knudsen Engineers, Inc., specifically related to hydroelectric, environmental, and transportation projects. Mr. Hocker received a BA degree from Stanford University in 1973.

     Neil A. Manna, Vice President --Finance, Controller and Treasurer -- Mr. Manna joined CHI in 1990 as Assistant Controller. He is currently responsible for day to day financial control of the Company, including accounting, treasury and tax, as well as the Company's budgeting and risk management functions. Prior to joining CHI he served as Controller for the sales promotion division of Marketing Corporation of America, and also served as an audit senior for the accounting firm of Price Waterhouse. Mr. Manna received a Bachelors degree in accounting from the University of Connecticut in 1985 and an MBA degree with a concentration in finance from Fairfield University in 1996. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Nissan Boury, Director -- Mr. Boury has been a Director of CHI since January 1997. He is a Managing Director and founder of Claremont Capital Corporation, a private equity investment firm based in New York City. Claremont is the Manager of Madison Group, L.P., an investment fund registered in Delaware. From 1980 to 1991, prior to forming Claremont, Mr. Boury was a Managing Director and partner of E.M. Warburg, Pincus & Co., Inc., a financial services firm specializing in private equity and money management with over $10.0 billion in assets under management. Mr. Boury serves on the Board of Directors of Kiowa Resources, Inc., Wyatt, Inc., Radiant Industries, Inc. and Aqua Clear Industries, Inc. Mr. Boury received his BS and MBA degrees from New York University.

     Charles J. Micoleau, Director -- Mr. Micoleau has been a Director of CHI since 1985. He is a partner in the law firm of Curtis Thaxter Stevens Broder & Micoleau of Portland, Maine. He has been associated with this firm since 1978, and his practice has been primarily associated with energy, environmental, and regulatory law. He has represented a broad range of independent energy producers and has been actively involved in the development of federal and state law governing private energy sales. From 1970 to 1978, Mr. Micoleau was a member of the staff of former Senator Edmund Muskie of Maine. He received his Bachelors degree from Bowdoin College in 1963, his Masters degree in international finance from The Johns Hopkins University in 1965, and his JD degree in 1977 from The George Washington University.

     Colin F. Raymond, Director -- Mr. Raymond has been a Director of CHI since January 1997. He is an Associate of Morgan Stanley and Morgan Stanley Capital Partners III, Inc. Previously, Mr. Raymond was an Associate with Wolfensohn & Co. and J.P. Morgan & Co.'s corporate finance division. He also serves on the Board of Directors of ARM Financial Group Inc. Mr. Raymond received his BA in Economics from the University of Michigan in 1992.

     Frank V. Sica, Director -- Mr. Sica has been a Director of CHI since 1992. He is currently a Managing Director of Morgan Stanley, and has been with Morgan Stanley since 1981, originally in the Mergers and Acquisitions Department and, since 1988, with the Merchant Banking Division. He is a Director and a Vice Chairman of MSLEF II and a Director of numerous companies including ARM Financial Group, Inc., CSG Systems International, Inc., Fort James Corporation, Pagemart, Inc., Pagemart Wireless, Inc. and Kohl's Department Stores, Inc. He is also President of Morgan Stanley Ventures. Prior to joining Morgan Stanley, Mr. Sica was an officer in the U.S. Air Force. He received a Bachelors degree from Wesleyan University in 1973 and an MBA degree from the Tuck School of Business at Dartmouth College in 1979.

     Michael H. Walkup, Director -- Mr. Walkup has been a Director of CHI since 1988. He has been portfolio manager of The Witt-Touchton Company, a private investment partnership in Tampa, Florida, since 1985, and has been employed by that firm since 1982. He is also President of The Witoco Venture Corporation. Mr. Walkup has obtained a BS degree in business administration, MBA degree, and Masters degree in accountancy from the University of South Carolina.

     There are no family relationships among the Directors and officers.

     The Board of Directors has established an Executive Compensation Committee comprised of Messrs. Sica and Walkup and an Audit Committee comprised of Messrs. Walkup, Sica and Micoleau.

DIRECTORS AND EXECUTIVE OFFICERS AS OF THE EFFECTIVE DATE

         Pursuant to CHI's Restated Certificate of Incorporation and the New Stockholders' Agreement, the Board of Directors of reorganized CHI will consist of seven Directors as follows: Morgan Stanley will have the right to designate two Directors; Swiss Bank Corporation ("SBC") will have the right to designate two Directors; management of CHI will have the right to designate two Directors; and there will be one independent Director designated by the remaining members of the Board of Directors. Procedures governing the nomination and election of members of the Board of Directors are subject to a New Stockholders' Agreement, dated as of the Effective Date.

         As of the Effective Date, the initial Board of Directors of CHI will only have five Directors, with Morgan Stanley and SBC each reserving the right to appoint one of its two designees at a date following the Effective Date. The initial members of the Board of Directors of restructured CHI will be as follows: James T. Stewart (Chairman and CEO), Edward M. Stern (President & COO), Michael J. Petrick (a Morgan Stanley designee), James DuPlessie (a SBC designee) and one independent Director. The identity of the independent Director and the compensation to be paid to the members of the Board of Directors of CHI will be disclosed at, or immediately prior to the Confirmation Hearing.

         The business experience of each of the directors and executive officers as of the Effective Date (other than those whose experience is described above) under "Existing Directors and Officers" during the past five years is as follows:

     Michael J. Petrick, Director -- Mr. Petrick is currently a Managing Director in the fixed income division of Morgan Stanley & Co. Incorporated, and has been with Morgan Stanley since 1989. Prior to joining Morgan Stanley, Mr. Petrick was a Vice President and Portfolio Manager for First Interstate Bancorp in Los Angeles. Mr. Petrick received a BA in Economics and Chemistry from Grinnell College in 1984 and an MBA degree from the University of Chicago in 1987.

     James DuPlessie, Director -- Mr. DuPlessie is currently an Executive Director of Swiss Bank Corporation. He has been with Swiss Bank Corporation since January 1996. Previously, Mr. Duplessie was an Executive Director of O'Connor & Associates. He received a BA in Economics from Washington and Lee University in 1981, an MBA from Tulane University in 1984 and a JD from Wake Forest University in 1987.


         The existing Executive Officers of CHI will continue to serve as the Executive Officers of reorganized CHI.

         There are no family relationships among the contemplated Directors and officers of reorganized CHI.

         It is anticipated that the Board of Directors of restructured CHI will establish an Executive Compensation Committee and an Audit Committee.

ITEM 11.             EXECUTIVE COMPENSATION

HISTORICAL EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the named Executive Officers for services rendered during the fiscal years ended June 30, 1997, 1996 and 1995 of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                                                 Compensation
                                                                 Annual            Other Annual                   All Other
Name and                                      Fiscal         Compensation ($)     Compensation    Stock Option  Compensation

Principal Position                             Year          Salary Bonus             ($)         Grants (#)        ($)
------------------                             ----          ------------             ----        ----------        ---
James T. Stewart(1)........................    1997       300,000         250,000        --             --         1,620(5)
  Chief Executive                              1996       156,365(2)        --           --             --       108,750(2)
  Officer and Chairman                         1995         --              --           --             --             --

Edward M.  Stern(3)........................    1997       231,762         165,000       6,150           --             120(5)
  President and                                1996       188,846(4)        --          8,900           --        20,221(5)
  Chief Operating Officer                      1995       165,000         40,000        7,920         7,500       10,214(5)

Michael I. Storch..........................    1997       244,408         60,000        5,525           --             --
  Executive Vice President                     1996       226,216(4)        --         12,150           --        17,500(5)
  -- Strategy and Development                  1995       222,175         40,000        7,870           --        17,500(5)

Pascal J. Brun.............................    1997       120,524          52,822       4,969           --             221(5)
  Senior Vice President                        1996       117,907(4)         --         2,464           --             401(5)
  -- Canadian Development                      1995       119,050          19,000       2,500         2,000            375(5)

Mary V. Gilbert(6).........................    1997       124,615(7)      52,500         --             --             264(5)
  Senior Vice President and                    1996         --              --           --             --             --
  Chief Financial Officer                      1995         --              --           --             --             --


--------------------------

(1) Mr. Stewart was elected Chief Executive Officer and a Director of the Company as of July 1, 1996.
(2) Annual Compensation represents salary from November 1, 1995, the commencement of Mr. Stewart's employment with the Company. Further, all Other Compensation is comprised of a $50,000 sign-on bonus paid to Mr. Stewart pursuant to an employment agreement dated November 1, 1995 naming Mr. Stewart President and Chief Executive Officer of CHI Power, Inc. and an accrued bonus of $58,750 pursuant to an employment agreement naming Mr. Stewart Chief Executive Officer of the Company as of July 1, 1996.
(3) Mr. Stern was elected President and Chief Operating Officer of the Company in September 1996.
(4) As of January 1, 1996, the Company has added the value of all perquisites, except for 401(k) matching contributions and life insurance premium payments covered under the senior management benefits policy, into each executives base salary. Through December 31, 1995, these perquisites were either excluded by definition from this table, or included in Other Annual Compensation or All Other Compensation.
(5) Comprised of life insurance premiums paid by the Company on behalf of each Executive Officer.
(6) Mrs. Gilbert was elected Senior Vice President and Chief Financial Officer of the Company in January 1997.
(7) Annual Compensation represents salary from July 15, 1996, the commencement of Mrs. Gilbert's employment with the Company.

STOCK OPTION GRANTS

     There were no grants of stock options under the Company's stock option plans to James T. Stewart, Edward M. Stern, Michael I. Storch, Pascal J. Brun or Mary V. Gilbert as of the end of fiscal year ended June 30, 1997 and it is anticipated that there will be no options granted for the period from July 1, 1997 until the Effective Date. See "Executive Compensation as of the Effective Date -- 1997 Stock Option Plan and Management Option Agreements".

     There were no options that remained unexercised as of the end of fiscal year ended June 30, 1997.

     Employment Contracts and Special Employment Arrangements. In June 1996, Mr. Nelson resigned as Chairman of the Board of Directors, Director, President and Chief Executive Officer of CHI as well as executive and director of each of the Company's subsidiaries and affiliates. In conjunction with such resignation CHI and Mr. Nelson entered into a termination agreement which superseded Mr. Nelson's employment agreement. Pursuant to the termination agreement, Mr. Nelson received a payment of $500,000 and in addition to certain other customary benefits, he will receive an additional monthly payment of approximately $24,000 for a period of twenty months commencing in August, 1996.

     In November 1995, the Company entered into an employment agreement with Mr. James T. Stewart pursuant to which Mr. Stewart became President and Chief Executive Officer of the Company's newly-formed, wholly-owned subsidiary, CHI Power, Inc. In July 1996, the Company entered into a new three year employment agreement (subject to automatic one year renewals absent notice of intent not to renew) with Mr. Stewart which superseded the prior agreement. The new agreement provides that Mr. Stewart will serve as the Company's Chief Executive Officer, that the Company will use its best efforts to see that he is elected to the Company's Board of Directors, and that he will receive an annual salary of $300,000, which may be increased annually at the discretion of the Board. In addition, upon execution of the new agreement Mr. Stewart received a bonus payment of $58,750 and upon the achievement of certain targets to be agreed upon by Mr. Stewart and the Board, Mr. Stewart will be eligible to receive annual bonuses of up to 100% of his annual salary plus equity incentives to be determined by the Board. In the event Mr. Stewart's employment is terminated by CHI during the term of the employment agreement (other than in certain specified circumstances) Mr. Stewart will receive monthly severance payments equal to the monthly salary (excluding bonuses) for a period equal to the earlier of (A) the date Mr. Stewart obtains subsequent employment and (B) the later of (i) the second anniversary of Mr. Stewart's date of termination and (ii) the expiration of the term of the employment agreement. As of the Effective Date, the new agreement will be superseded by the employment agreements described in "Executive Compensation as of the Effective Date - Employment Contracts and Special Employment Arrangements", below.

     In January 1997, the Company entered into employment agreements with Messrs. Edward M. Stern and Michael I. Storch and Mrs. Mary V. Gilbert. The agreements continue through June 1999 and are subject to automatic one year renewal periods absent notice of intent not to renew. These superseded existing agreements with Messrs. Stern and Storch, dated November 1994 and March 1992, respectively. Under the terms of the agreements, Messrs. Stern and Storch and Mrs. Gilbert are to receive annual salaries of $238,800, $249,900 and $150,000, respectively, which may be increased annually at the discretion of the Board. In addition, at the discretion of the Board, the executives shall be eligible to receive annual incentive bonuses upon the achievement of certain goals and objectives. Mr. Stern and Mrs. Gilbert will be eligible to receive bonuses of this type of up to 75% and 50% of their base salaries, respectively. The executives are also eligible to receive equity incentives to be determined by the Board. In the event the executive's employment is terminated by the Company during the term of the employment agreement (other than in certain specified circumstances) the executives will receive monthly severance payments equal to the executive's monthly salary (excluding bonuses) for a period equal to the earlier of (A) the date the executive obtains subsequent employment and (B) the later of (i) the second anniversary of the executives date of termination and
(ii) the expiration of the term of the employment agreement. As of the Effective Date, each of these agreement will be superseded by the employment agreements described in "Executive Compensation as of the Effective Date Employment Contracts and Special Employment Arrangements", below.

     Director Compensation. Compensation of Directors is discussed in Note 14 of the Notes to Consolidated Financial Statements contained herein under Part II,
Item 8.

     Senior Management Benefits Policy. In 1992, CHI's Board of Directors adopted a Senior Management Benefits Policy covering certain of the Company's executive officers listed herein (the "Participants") (see Part III, Item 10) which offers severance, supplemental life insurance and supplemental disability insurance benefits subject to entering into a non-competition agreement. In 1996, the Company expanded the eligibility under the policy to include officers of certain of its subsidiaries. Each Participant is entitled to, under certain circumstances, between 12 and 26 weeks of severance pay. In addition, each Participant shall be provided with $150,000 of supplemental term life insurance, or such other amount or type of insurance as determined by the Board of Directors, and supplemental disability benefits of up to one year subject to a maximum aggregate benefit of $200,000. To the extent that benefits under the Senior Management Benefits Policy duplicate benefits which a Participant is entitled to receive under any other arrangement with the Company, such benefits will not be additive.

     Stock Option Plan. Under CHI's Stock Option Plan, a committee composed of directors not eligible to participate in the Stock Option Plan or other stock-based compensation plans of CHI (the "Committee") is authorized to grant non-qualified options to purchase shares of CHI's Common Stock to key employees (including officers) as additional compensation for their services to the Company. In addition, options qualifying as "incentive stock options" under
Section 422 of the Code may be granted to employees of the Company. Options for up to 350,000 shares of CHI's Common Stock in the aggregate may be granted prior to termination of the Plan on May 31, 2002, subject to adjustment in the event of a stock split, stock dividend or other change in the Common Stock or the capital structure of the Company. Options that expire unexercised may again be issued under the Stock Option Plan subject to the foregoing limitations.

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

     As of June 30, 1997, 224,047 options have been granted and remain outstanding of which 174,314 options have been vested, at exercise prices ranging from $13.50 to $50 per option.

     As of the Effective Date, CHI's Stock Option Plan will terminate, and will be replaced with CHI Energy, Inc. 1997 Stock Option Plan. See "Executive Compensation as of the Effective Date -- 1997 Stock Option Plan and Management Option Agreements".

     1992 Warrants/Special Stock Option Plan. Under the terms of the Recapitalization, the Company approved and issued warrants to MSLEF II and Madison (the "Investor Warrants") and approved warrants for issuance to certain members of management (the "Management Warrants") (collectively, the "1992 Warrants"), to purchase 809,192 and 448,222 shares of its Class A Common Stock, respectively. The 1992 Warrants allow for the purchase of the Company's Class A Common Stock at a purchase price of $.001 per share. The 1992 Warrants were never exercised and expired on March 25, 1997.

     As of the Effective Date, the 1992 Warrants (and any rights relating thereto) will be cancelled.

EXECUTIVE COMPENSATION AS OF THE EFFECTIVE DATE

     Employment Contracts and Special Employment Arrangements. On the Effective Date, CHI will enter into employment agreements with James T. Stewart, Edward M. Stern, Michael I. Storch and Mary V. Gilbert. The agreements will provide that each of the aforementioned officers will serve as the respective officer as set forth opposite their names listed on the table entitled "Summary Compensation Table" above. The respective terms of the employment agreements are between two and three years. Post-Effective Date base compensation for each of the executive officers executing employment agreements shall be as follows: (1) James T. Stewart - $325,000; (2) Edward M. Stern - $250,000; (3) Michael I. Storch - $250,000; and (4) Mary V. Gilbert - $180,000. In addition to base compensation, the executive officers of reorganized CHI will be eligible for (i) an annual bonus of up to 150% of base salary (depending on each executive's compensation arrangement), (ii) participation in benefit plans, (iii) Management Options and
(iv) disability and death benefits. For a discussion of the Management Options, see "1997 Stock Option Plan and Management Option Agreement," below. If an executive officer's employment is terminated by reorganized CHI during the term of the employment agreement (other than in certain circumstances) such executive will receive monthly severance payments equal to the executive base compensation (excluding bonuses) for a period equal to the earlier of (i) the second anniversary of the date of termination and (ii) nine months following the date on which the term of the employment agreement expires.

     Director Compensation. The compensation of the Directors has not been determined at this time. The amount of any compensation and the identity of the independent Director will be disclosed at or immediately prior to the confirmation hearing.

     Senior Management Benefits Policy. It is anticipated that the Senior Management Benefits Policy will be in effect after the Effective Date.

     1997 Stock Option Plan and Management Option Agreements. Pursuant to the Plan of Reorganization, it is expected that, prior to the Effective Date, the Board of Directors of CHI will adopt the 1997 Stock Option Plan and Management Option Agreements. As of the Effective Date, Management Options to acquire New Class A Common Stock at an exercise price of $10 per share of New Class A Common Stock are being granted pursuant to the Management Option Plan to certain CHI employees (including each of the executive officers mentioned above). The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by reorganized CHI of shares of New Common Stock pursuant to the exercise of the New Warrants. The Management Options will vest and become exercisable as follows:

    Effective Date                      - 33 1/3% of the Management
                                          Options

    First Anniversary                   - 22 2/9% of the Management
    Thereof                               Options

    Second Anniversary                  - 22 2/9% of the Management
    Thereof                               Options

    Third Anniversary                   - 22 2/9% of the Management
    Thereof                                Options

     The Management Options will also become vested and exercisable upon a change in control of reorganized CHI. The Management Options granted as of the Effective Date will terminate on the seventh anniversary of the Effective Date unless terminated at an earlier date following termination of an optionee's employment. No employee of reorganized CHI will be eligible under the 1997 Stock Option Plan and Management Option Agreements to be granted Management Options to purchase more than 350,000 shares of New Class A Common Stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EXISTING SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of CHI's class A common stock as of September 15, 1997 (i) by each person known by the Company to own beneficially more than 5% of the common stock of CHI; (ii) by each person known by the Company to own beneficially more than 5% of the outstanding voting Preferred Stock of CHI; (iii) by each director and certain executive officers of CHI; and (iv) by all executive officers and directors of CHI as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, and such voting and investment power is exercised solely by the named person or shared with a spouse.

                                                                  TITLE OF      NUMBER OF     PERCENT OF CLASS AS OF
NAME OF STOCKHOLDER OR DIRECTOR                                    CLASS         SHARES         SEPTEMBER 15, 1997
-------------------------------                                    -----         ------         ------------------
(i) More than 5% of Voting Common Stock of CHI

The Fiduciary Company(A)                                          Class A         595,306           14.52% (H)
Madison Group, L.P.                                             Class A (B)       500,000           12.20% (H)
The Morgan Stanley Leveraged Equity Fund II, L.P.               Class A (C)     2,250,000           54.88% (H)

                                                                  NAME OF
                                                                  TITLE OF      NUMBER OF     PERCENT OF SERIES AS OF
NAME OF STOCKHOLDER OR DIRECTOR                                    SERIES        SHARES         SEPTEMBER 15, 1997
-------------------------------                                    ------        ------         ------------------

(ii) More than 5% of Voting Preferred Stock of CHI

Madison Group, L.P...........................................     Series F       10,000               17.77%
                                                                  Series G       10,000               17.77%
The Morgan Stanley Leveraged Equity Fund II, L.P.............     Series F       45,000               79.96%
                                                                  Series G       45,000               79.96%

                                                                                NUMBER OF
                                                                                SHARES OR     PERCENT OF COMMON STOCK
                                                                  TITLE OF        SHARE                AS OF
NAME OF STOCKHOLDER OR DIRECTOR                                    CLASS       EQUIVALENTS      SEPTEMBER 15, 1997
-------------------------------                                    -----       -----------      ------------------

(iii) Common Stock held by each director and certain executive officers of CHI and related parties (G)

Michael I.  Storch                                                Class A        109,185               2.66%
Edward M.  Stern (D)(F)                                           Class A         34,600                .84%
Charles J.  Micoleau(E)                                           Class A          2,438                .06%
Michael H. Walkup                                                 Class A            400                .01%

(iv) All executive officers and directors of CHI and
      related parties as a Group                                                 192,236               4.61%


---------------
(A) The Fiduciary Company beneficially owns 595,306 shares of class A common stock by virtue of its power to vote and dispose of such shares. The economic interest in (i) 313,505 of such shares is owned by a trust for the benefit of the descendants of Olof S. Nelson, (ii) 146,969 of such shares is owned by a trust for the benefit of descendants of Robert B. Milligan, Jr. a former director of the Company and former affiliate at Madison Group, L.P. and (iii) the remainder of such shares is owned by certain other trusts. Mr. Nelson and Mr. Milligan disclaim beneficial ownership of these shares. Mr. Milligan is an affiliate of the Fiduciary Company.
(B) Represents the number of class A common shares which Madison Group, L.P. has beneficial ownership based upon the exercise of its conversion right attached to its ownership of Series F and G Preferred Stock.
(C) Represents the number of class A common shares of which MSLEF II has beneficial ownership based upon the exercise of its conversion rights attached to its ownership of Series F and G Preferred Stock.
(D) Except as noted in footnotes (E) and (F), all shares are represented by vested, exercisable stock options.

(E) 1,550 of Mr. Micoleau's shares are held by an IRA in trust for his benefit.
(F) Includes 10,000 shares of class A common stock which may be repurchased by the Company for a nominal price, under certain defined circumstances.
(G) Excludes certain stock entitlements earned as director compensation which certain directors have relinquished all beneficial interests in. See Note 14 of the Notes to Consolidated Financial Statements.
(H) Ownership percentages are calculated in accordance with SEC Rule 13d - 3(d)(1) and, therefore, exclude the dilutive effects of outstanding warrants, stock options and cumulative convertible dividends. Consequently, these percentages do not represent ownership on a fully diluted basis as disclosed in Part I Item 1 "Business".


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AS OF THE EFFECTIVE DATE


       It is anticipated that through the implementation of the Plan of Reorganization, as of the Effective Date, CHI's old class A common stock and CHI's Preferred Stock will be cancelled. The holders of CHI's Senior Discount Notes will be issued shares of New Common Stock on the Effective Date consisting of approximately 9,085,517 shares of New Class A Common Stock and 914,483 shares of New Class B Common Stock.

       The following table sets forth certain information regarding the approximate beneficial ownership of CHI's New Common Stock as of the Effective Date by each person which CHI anticipates to beneficially own more than 5% of the New Common Stock of CHI.

                                                                                          PERCENT OF
                                                                                         COMMON STOCK
                                                                                          AS OF THE
         NAME OF STOCKHOLDER               TITLE OF CLASS    NUMBER OF SHARES           EFFECTIVE DATE
         -------------------               --------------    ----------------           --------------
Morgan Stanley & Co., Incorporated            Class A               3,610,000               36.1%
Swiss Bank Corporation and Affiliates         Class A               3,136,000               31.4%
Merrill Lynch Asset Management           Class A & Class B          1,520,000               15.2%
Stonehill Investment Corp.                    Class A                 656,000                6.6%
Gem Capital                                   Class A                 605,000                6.1%


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION AND THE MSLEF II AND MADISON RELATIONSHIPS

     In early 1992, CHI sold to Madison and MSLEF II $55.0 million aggregate liquidation value of the Series F Preferred Stock and $55.0 million aggregate liquidation value of the Series G Preferred Stock and, together with the Series F Preferred Stock, the "Investor Preferred Stock"). The terms of the Investor Preferred Stock provide that, upon the occurrence of certain events (beyond applicable cure periods, if any), including the failure by CHI to pay, when due, a dividend or redemption payment on the Investor Preferred Stock, the breach by CHI of any material covenant set forth in the purchase agreement relating to the sale of the Investor Preferred Stock, the breach by CHI, in any material respect, of any representation or warranty made in the purchase agreement relating to the sale of the Investor Preferred Stock, the bankruptcy of CHI or any of its significant subsidiaries, unsatisfied judgments (not covered by insurance) in excess of $0.5 million against CHI or any of its subsidiaries, failure by CHI to meet certain performance criteria and default by CHI or any of its subsidiaries on any indebtedness of CHI (including the Notes) or any such subsidiary other than any default on subsidiary indebtedness that is not material to CHI and causes no cross default to other CHI or subsidiary indebtedness (each an "Investor Event of Non-Compliance"), the Investors will have the right to designate a majority of CHI's Board of Directors. As a result of the failure of the Company to meet certain of the aforementioned performance criteria, the Investors are entitled to declare an Investor Event of Non-Compliance.

     In connection with the Recapitalization, CHI and all of its stockholders, optionholders and warrantholders entered into an Amended and Restated Stockholders, Optionholders and Warrantholders Agreement, dated as of March 25, 1992. After giving effect to the use of proceeds of the Refinancing and an amendment to such stockholders agreement to be executed in connection with such use of proceeds to delete the provisions thereof relating to rights granted to GECC as a preferred stockholder, such stockholders agreement includes restrictions on CHI's ability to submit to a vote of stockholders matters customarily decided by a board of directors; provisions requiring that the Board of Directors initially consist of eight directors, five of which shall be unaffiliated with the Investors; provisions entitling the Investors to appoint two representatives to the Board of Directors so long as they hold an aggregate of 10% of CHI's fully-diluted voting equity, excluding the 1992 Warrants and any unexercisable or out-of-the-money options, warrants or convertible securities (the Investors having separately agreed that if either of them ceases to hold $2.0 million aggregate liquidation preference of Investor Preferred Stock (or an equivalent amount of converted Common Stock), then the other Investor will be entitled to appoint both representatives); restrictions on transfers of shares held by other stockholders; and "demand" and "piggyback" registration rights for the Investors with respect to certain securities of CHI, including the shares of class A common stock issuable upon conversion of the Preferred Stock and the exercise of the 1992 Warrants. such stockholders agreement, as so amended, further provides for control of CHI by the Investors in those situations where there has occurred an Investor Event of Non-Compliance pursuant to CHI's Restated Certificate of Incorporation. In addition, such stockholders agreement provides that such governance provisions would be binding on the holders of voting equity, principally with respect to liquidation proposals. As of the Effective Date, such stockholders agreement will be of no further force and effect.

     Morgan Stanley, an affiliate of MSLEF II, received an investment banking fee from CHI in connection with the Recapitalization. Frank V. Sica, a Managing Director of Morgan Stanley, and Colin F. Raymond, an Associate of Morgan Stanley, are members of the Board of Directors of CHI.

     In March 1996, Robert B. Milligan, Jr., a principal of the former general partner of Madison resigned as a member of the Board of Directors of CHI and certain of the Company's affiliates for which he served as a board member. In January 1997, Nissan Boury was named to the CHI Board as Mr. Milligan's replacement.

MORGAN STANLEY & CO. INCORPORATED

     On October 13, 1994, the Company engaged Morgan Stanley to provide the Company with financial advice and assistance. In connection with that assignment, Morgan Stanley has explored various options to increase shareholder value including a possible sale of the Company or interests therein. The Company had incurred approximately $0, $0 and $0.3 million of fees to Morgan Stanley as of June 30, 1997, 1996 and 1995, respectively, for such financial services. Morgan Stanley also acted as Placement Agent in the Refinancing and received placement fees in connection therewith. As of June 30, 1997, the Placement Agent holds 44,303 shares of the Series H Preferred Stock for its own account.

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

     As of June 30, 1996, approximately $85.0 million of the GECC Acquisition Facility remained available to fund future acquisitions of the Company, subject to specific project financing approvals. All rights related to the Acquisition Facility terminated on March 25, 1997. In addition to minor common stock ownership interest, GECC has, through original investments and potential maximum investments (e.g. letters of credit, revolving credit facilities), invested, loaned or committed approximately $230.0 million to the Company.

ASEA BROWN BOVERI

     The Company has agreed to purchase certain specific and nonspecific project related equipment, aggregating $3 million, from Asea Brown Boveri IS ("ABB", the parent company of Asea Brown Boveri AS), a stockholder of CHI (see "Principal Stockholders"), if and when such equipment is required.

     Summit Energy Storage, Inc. ("SES") has a memorandum of understanding (a) to buy equipment and services from an ABB subsidiary within its area of competency, other than civil engineering and construction management, on customary arm's-length terms on a cost-plus or other mutually agreed basis, (b) permitting such subsidiary to designate an SES board member and (c) pursuant to which such subsidiary invested approximately $1.4 million and received preferred stock with equivalent liquidation value and attached warrants to purchase common stock held by CHI. The same ABB subsidiary made aggregate bridge loans totaling approximately $1.0 million to SES and received additional warrants to purchase unissued SES common stock. On a fully diluted basis, the warrants, if exercised, would give ABB approximately 7% of SES common stock.

CURTIS THAXTER STEVENS BRODER & MICOLEAU

     Charles J. Micoleau, a member of CHI's Board of Directors, is a partner in the law firm of Curtis Thaxter Stevens Broder & Micoleau ("Curtis Thaxter"), which provides certain legal services to the Company. For the fiscal year ended June 30, 1997, the Company paid such firm approximately $0.3 million for legal fees and expenses. In addition, other partners of Curtis Thaxter, John W. Bernotavicz and Michael B. Peisner, are Assistant Secretaries of the Company and certain of its subsidiaries. Curtis Thaxter is entitled to preferred stock of SES with a liquidation value of $0.2 million, plus accrued dividends on such stock, plus warrants for less than one percent of the fully diluted common stock of SES, as deferred compensation for work done in connection with the development of the Summit project. Members of Curtis Thaxter, exclusive of Mr. Micoleau, are the beneficial owners of an aggregate of 2,143 shares of the Company's Common Stock for which they paid cash.

OTHERS

     CHI has entered into an agreement (the "Put and Call Agreement") with SES Partners, L.P., a Delaware Limited Partnership (the "Partnership"). Pursuant to the Put and Call Agreement, the Partnership has the right to sell to CHI in certain circumstances (the "Put"), and CHI has the right to purchase from the Partnership in certain circumstances (the "Call"), an option to purchase an approximately 1.1% as of September 15, 1997 equity interest in SES (the "Interest") from an existing shareholder of SES (the "Option"), which the Partnership purchased from such shareholder. If the Put is exercised by the Partnership (which it may do upon, among other things, initial funding of construction financing of the Summit Project ("Project Financing"), abandonment of Summit by SES or a sale by CHI of its equity interest in SES), then CHI would issue approximately 6,000 shares of its class A common stock in exchange for the Option, which would have an exercise price of $0.7 million. If the Call is exercised by CHI (which it may do upon Project Financing), then CHI would pay the greater of 70.0% of the fair market value of the Interest or the purchase price of the Option ($0.3 million) for the Interest. CHI has also acquired an option (the "Acres Option") to purchase from Acres approximately 115 shares representing 7.1%, as of September 15, 1997, of the outstanding equity of SES. Additionally, CHI has entered into an agreement pursuant to which SES Partners II, L.P., a Delaware limited partnership (the "Milligan Partnership") acquired from CHI a warrant (the "Milligan Warrant") pursuant to which, upon the happening of certain events, the Milligan Partnership has the right to purchase approximately 37,600 shares of Class A Common Stock of CHI, subject to customary antidilution protection. Additionally, the Milligan Partnership has granted to CHI an option to require the Milligan Partnership to sell the Milligan Warrant to CHI for cash. CHI has granted to the Milligan Partnership an option (the "Acres Option Call"), pursuant to which, upon the happening of certain events, the Milligan Partnership has the right to either (i) transfer the Acres Option to the Milligan Partnership or (ii) convey 100% of the economic benefits of the Acres Option (net of certain expenses) to the Milligan Partnership in cash immediately upon the liquidation of the SES equity interests underlying the Acres Option, which shall occur as soon as practicable after the exercise of the Acres Option Call by the Milligan Partnership. Certain Executive Officers and Directors of CHI and certain of their affiliates are limited partners of the Milligan Partnership. As of the Effective Date, the (i) Put and Call Agreement dated as of June 20, 1993, by and among CHI , SES Partners, L.P. and Summit Energy Storage Inc., (ii) Call Agreement dated as of November 1, 1993, by and among CHI, SES Partners II, L.P. and Summit Energy Storage Inc. and (iii) Warrant Agreement dated as of November 1, 1993, between CHI and SES Partners II, L.P. will be of no further force or effect.

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

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K   PAGE

 (a) 1.Financial Statements
       Report of Independent Accountants                                  41
       Consolidated Statements of Operations for the three years
                ended June 30, 1997                                       42
       Consolidated Balance Sheet at June 30, 1997 and 1996               43
       Consolidated Statement of Stockholders' Equity for the three years
                ended June 30, 1997                                       44
       Consolidated Statement of Cash Flows for the three years
                ended June 30, 1997                                       45
       Notes to Consolidated Financial Statements                         47

 (a) 2.Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Individual financial statements of the Registrant have been omitted because consolidated financial statements of the Registrant and all its subsidiaries are furnished.

(a) 3.Exhibits
Exhibit No.     Description
-----------     -----------

   2.1          Disclosure Statement dated August 8, 1997

   2.2 Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Consolidated Hydro, Inc.

   3.1 Form of Restated Certificate of Incorporation of Consolidated Hydro, Inc. (to be adopted as of the Effective Date)

   3.2 Form of By-Laws of CHI Energy, Inc. (to be adopted as of the Effective Date)

   +3.3A        Certificate of Amendment of Restated Certificate of
                Incorporation

   +3.3B Restated Certificate of Incorporation and amendment thereto and Bylaws, as amended, of Consolidated Hydro, Inc.

   +3.4 Certificate of Designation of 13-1/2% Cumulative Redeemable Exchangeable Preferred Stock, Series H, par value $0.01 per share, of Consolidated Hydro, Inc.

   +3.5         Certificate of Incorporation and Bylaws of Summit Energy Storage
                Inc.

   10.1 Form of Stockholders Agreement (to be adopted as of the Effective Date)

   10.2 Form of Registration Rights Agreement (to be adopted as of the Effective Date)

   10.3         Form of Employment Agreement (to be adopted as of the Effective
                Date)

   10.4 CHI Energy, Inc. 1997 Stock Option Plan and Management Option Agreement (to be adopted prior to the Effective Date)

   10.5         Form of Series B Warrant (to be adopted as of the Effective
                Date)

   10.6         Form of Series C Warrant (to be adopted as of the Effective
                Date)

   +10.7 Power Purchase Agreement between Boott Hydropower, Inc. and Commonwealth Electric Company, dated January 10, 1983 and amendment dated March 6, 1985

   +10.8 Participation Agreement dated as of December 1, 1985 among Boott Hydropower, Inc., General Electric Credit Corporation, Corporation Investments, Inc. and United States Trust Company of New York, as Owner Trustee and amendment thereto dated as of February 26, 1988

   +10.9 Lease Agreement dated as of December 1, 1985 between United States Trust Company of New York, as Owner Trustee, and Boott Hydropower, Inc. and amendments thereto dated as of December 12, 1986 and February 26, 1988

   +10.10 Power Purchase Agreement between Lawrence Hydroelectric Associates, Essex Company and New England Power Company (Lawrence Project), dated January 1, 1985

   +10.11 Mortgage and Security Agreement from Lawrence Hydroelectric Associates to New England Power Company, dated January 1, 1985

   +10.12 Indenture of Mortgage, dated as of September 8, 1981, between Lawrence Hydroelectric Associates and State Street Bank and Trust Company, Trustee, and Supplemental Indentures dated as of January 1, 1985, October 1, 1987 and July 1, 1988

   +10.13 Agreement between International Paper Company and Niagara Mohawk Power Corporation (LaChute Lower Project), dated March 7, 1986

   +10.14 Agreement between International Paper Company and Niagara Mohawk Power Corporation (LaChute Upper Project), dated March 7, 1986

   +10.15 Participation Agreement dated as of December 31, 1987 among LaChute Hydro Company, Inc., Philip Morris Credit Corporation, the Financial Institutions listed on Schedule II thereto, The Connecticut Bank and Trust Company, National Association, as Indenture Trustee, and The Connecticut National Bank, as Owner Trustee

   +10.16 Lease Agreement dated as of December 31, 1987 between LaChute Hydro Company, Inc. and The Connecticut National Bank, as Owner Trustee

   +10.17 Indenture and Amended and Restated Building Loan Mortgage and Security Agreement dated as of December 31, 1987 between The Connecticut National Bank, as Owner Trustee and The Connecticut Bank and Trust Company, National Association, as Indenture Trustee

   +10.18 Tax Indemnification Agreement dated as of December 31, 1987 between LaChute Hydro Company, Inc. and Philip Morris Credit Corporation

   +10.19 Tax Indemnification Agreement dated as of December 31, 1987 between LaChute Hydro Company, Inc. and General Electric Capital Corporation

   +10.20 Power Purchase Agreement between Androscoggin Reservoir Company and Central Maine Power Company (Aziscohos Project), dated October 23, 1984

   +10.21 Participation Agreement dated as of September 1, 1988 among Aziscohos Hydro Company, Inc., NYNEX Credit Company, The CIT Group/Equipment Financing, Inc., The Connecticut National Bank, as Indenture Trustee, and Meridian Trust Company, as Owner Trustee

   +10.22 Lease Agreement dated as of September 1, 1988 between Meridian Trust Company, as Owner Trustee, and Aziscohos Hydro Company, Inc.

   +10.23 Indenture, Mortgage and Security Agreement dated as of September 1, 1988 between Meridian Trust Company, as Owner Trustee and The Connecticut National Bank, as Indenture Trustee

   +10.24 Indenture of Lease dated as of January 15, 1986 between Aziscohos Hydro Company, Inc. and Androscoggin Reservoir Company, and amendments thereto dated March 13, 1986 and as of September 1, 1988

   +10.25 Collateral Assignment of Lease dated September 1, 1988 between Aziscohos Hydro Company, Inc. and Central Maine Power Company

   +10.26 Tax Indemnification Agreement dated as of September 6, 1988 between Aziscohos Hydro Company, Inc., Consolidated Hydro, Inc. and NYNEX Credit Company

   +10.27 Purchase Power Agreement dated December 29, 1987, between Duke Power Company and Riegel Power Corporation as assigned to Aquenergy Systems, Inc. by Assignment dated July 27, 1988

   +10.28 Note Purchase Agreement between UNUM Life Insurance Company of America and Aquenergy Systems, Inc. dated as of November 1, 1988

   +10.29A Mortgage and Security Agreement dated as of November 1, 1988 from Aquenergy Systems, Inc. to The Connecticut Bank and Trust Company, National Association, as Trustee (Ware Shoals Project)

   +10.30 Loan Agreement dated June 18, 1991, between Fieldcrest Cannon, Inc. as lender and Eagle & Phenix Hydro Company, Inc. as borrower setting forth terms and conditions for the loan evidenced by the Promissory Note described in item A above

   +10.31 Security Deed dated June 18, 1991 from Eagle & Phenix Hydro Company, Inc. to Fieldcrest Cannon, Inc. as security for the Promissory Note described item A above

   +10.32 Security Agreement dated June 18, 1991, between Eagle & Phenix Hydro Company, Inc. as grantor and Fieldcrest Cannon Inc. as secured party as security for the Promissory Note described in item A above

   +10.33 Lease agreement dated January 18, 1991, between Eagle & Phenix Hydro Company, Inc. as lessor and Fieldcrest Cannon, Inc. as lessee

   +10.34 Agreement for the sale of electricity to Virginia Electric & Power Company dated July 29, 1988, between Virginia Electric & Power Company and Aquenergy Systems, Inc.

   +10.35 Deed of Trust and Security Agreement dated as of November 1, 1988 from Aquenergy Systems, Inc. to The Connecticut Bank and Trust Company, National Association, as Trustee (Fries Project)


   +10.36A Purchase Power Agreement between Duke Power Company and Pelzer Hydro Company, Inc. dated February 15, 1991 (Upper Pelzer)


   +10.36B Purchase Power Agreement between Duke Power Company and Pelzer Hydro Company, Inc. dated February 15, 1991 (Lower Pelzer)


   +10.37 Second Amended and Restated Certificate and Agreement of Limited Partnership of Catalyst Slate Creek Hydroelectric Partnership, dated as of July 18, 1989 and Amendment No. 1. dated as of May 9, 1990 thereto


   +10.38 Restated and Amended Power Purchase Agreement between Catalyst Slate Creek Hydroelectric Partnership and PacifiCorp, dba Pacific Power & Light Company and Utah Power & Light Company, dated May 8, 1990

   +10.39 Lease Agreement dated September 9, 1986, between Wallowa Hydro Associates, Ltd. as lessee and Roy & Wilfred Daggett as lessors as amended on April 13, 1988, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Leases dated July 31, 1991

   +10.40 Lease Agreement dated September 9, 1986, between Wallowa Hydro Associates, Ltd. as lessee and Rex W. and Zela G. Ziegler as lessors as amended on April 13, 1988, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Leases dated July 31, 1991

   +10.41 Lease Agreement dated August 8, 1986 between Wallow Hydro Associates, Ltd. as lessee and Dale L. Potter as lessor, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Leases dated July 31, 1991

   +10.42 Amended and Restated Power Purchase Agreement dated July 31, 1991, between Joseph Hydro Company, Inc. and PacifiCorp Electric Operations

   +10.43 Agreement between Wallowa Valley Improvement District No. 1 and Cook Electric, Inc. dated January 6, 1981, as amended on February 2, 1982, December 13, 1982, December 27, 1982, September 13, 1983, and July 31, 1991, as assigned to Joseph Hydro Company, Inc. by Assignment and Consent Agreement dated July 31, 1991

   +10.44 Agreement between Joseph Hydro Associates, Ltd. and the Little Sheep Creek Property Owners Association as assigned to Joseph Hydro Company Inc. by Assignment and Assumption of Contracts dated July 31, 1991

   +10.45 American Arbitration Association Order No. 75 110 0110 85 dated September 16, 1983, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Contracts dated July 31, 1991

   +10.46 Contract between the Connecticut Light and Power Company and Kinneytown Hydro Company, Inc. (Kinneytown Project) dated December 2, 1986

   +10.47 Open-End Electricity Purchase Agreement Mortgage and Security Agreement between Kinneytown Hydro Company, Inc. and the Connecticut Light and Power Company dated April 29, 1988

   +10.48 Amended and Restated Agreement of Limited Partnership, dated as of December 22, 1989, of Twin Falls Hydro Associates, L.P.

   +10.49 Tax Indemnification Agreement, dated as of December 22, 1989, between The Connecticut National Bank, as LP Trustee, and CHI Acquisitions, Inc. (Exhibit G to item 10.48)

   +10.50 Agreement between New York State Electric & Gas Corporation and Walden Power Corporation dated as of August 2, 1982

   +10.51 Lease between Barbara Gurman Lewis and Walden Power Corporation dated as of August 24, 1982

   +10.52 Lease between the Village of Walden and Walden Power Corporation dated as of August 5, 1982

   +10.53 Stock Subscription Agreement dated as of March 30, 1988 among Consolidated Hydro, Inc., Summit Energy Storage Inc., Acres International Corporation, Commonwealth Securities and Investments, Inc. and seven individuals

   +10.54 Memorandum of Understanding between Kvaerner Brug A/S, Boving & Co., Limited, EB Kraftgenerering a.s. (Powergeneration), and Consolidated Hydro, Inc., dated April 12, 1988

   +10.55 Agreement between Kvaerner Brug A/S, Boving & Co., Limited, EB Kraftgenerering a.s. (Power generation), Summit Energy Storage Inc., dated April 12, 1988

   +10.56 Agreement between Kvaerner Brug A/S, Boving & Co., Limited, EB Kraftgenerering a.s. (Power generation), Consolidated Hydro Inc., Summit Energy Storage Inc., dated April 12, 1988

   +10.57 Agreement for Energy Services for Summit Energy Storage Project between Summit Energy Storage Inc. and Acres International Corporation dated March 30, 1988

   +10.58 Letter Agreement dated March 30, 1988 between Summit Energy Storage Inc. and Acres International Corporation

   +10.59 Mitigation Agreement between Summit Energy Storage Inc. and the City of Norton, Ohio dated May 14, 1990

   +10.60 Memorandum of Understanding concerning commitment to lease between Summit Energy Storage Inc. and Ohio Edison Company, dated October 8, 1991

   +10.61 Agreement concerning specified facility transmission and dispatching service between Summit Energy Storage Inc. and Ohio Edison Company, dated October 8, 1991

   +10.62A Technical Services Agreement dated June 5, 1992 between Summit Energy Storage Inc. and Morrison Knudsen Corporation

   +10.62B Promissory notes dated March 19, 1990 (a) in the principal amount of $658,500 from Summit Energy Storage Inc. to EB Kraftgenerering a.s. and (b) in the principal amount of $341,500 from Summit Energy Storage Inc. to Kvaerner Hydro Power A/S

   +10.63 Promissory note dated May 30, 1991 in the principal amount of $110,000 from Summit Energy Storage Inc. EB Kraftgenerering a.s. (Powergeneration)

   +10.64 Promissory note dated November 26, 1991 in the principal amount $500,000 from Summit Energy Storage Inc. to Witoco Venture Corporation

   +10.65 Promissory note dated October 31, 1991 in the principal amount of $277,778 from Summit Energy Storage Inc. to Andrea Rich, in her capacity as Trustee of the Howard Rich Trust for the benefit of Daniel Rich

   +10.66 Promissory note dated October 31, 1991 in the principal amount of $222,222 from Summit Energy Storage Inc. to Andrea Rich, in her capacity as Trustee of the Howard Rich Trust for the benefit of Joseph Rich

   +10.67A Letter agreements between Summit Energy Storage Inc. and Curtis Thaxter Stevens Broder & Micoleau dated June 15, 1988, August 29, 1990 and June 21, 1991

   +10.67B      Kidder, Peabody & Co., Incorporated Fee Letter, dated September
                5, 1989

   +10.68 Letter Agreement dated September 26, 1989 between Consolidated Pumped Storage, Inc. and JDJ Energy Company, Inc.

   +10.69 Conveyance, Pledge, Security and Shareholders Agreement dated as of September 15, 1990 among Consolidated Pumped Storage Arkansas, Inc., Consolidated Pumped Storage, Inc. and JDJ Energy Company, Inc.

   +10.70 Loan Agreement and Supply Commitment dated as of September 28, 1990 among Consolidated Pumped Storage Arkansas, Inc., Consolidated Pumped Storage, Inc. and Voith Hydro, Inc.

   +10.71 Loan Agreement and Supply Commitment dated as of December 18, 1991 among Consolidated Pumped Storage Arkansas, Inc., Consolidated Pumped Storage, Inc. and Siemens Power Ventures, Inc.

   +10.72A Warrant to purchase up to 10 shares of common stock of Consolidated Pumped Storage, Inc. issued to Andrea Rich

   +10.72B Securities Purchase Agreement between Consolidated Hydro, Inc., and BCC Brown Finance (Curacao) N.V., dated June 29, 1992

   +10.73       Employment Agreement between Consolidated Hydro, Inc. and Olof
                S. Nelson dated March 25, 1992

   +10.74 Employment Agreement between Consolidated Hydro, Inc. and Michael I. Storch dated March 25, 1992

   +10.75       Employment Agreement between Consolidated Hydro, Inc. and Carol
                H. Cunningham dated March 25, 1992

   +10.76A      Side letter with Carol H. Cunningham dated March 25, 1992

   +10.76B Incentive Compensation and Transition Employment Agreement for the Eagle and Phenix projects, dated December 18, 1992

   +10.77 Stockholders, Optionholders and Warrantholders Agreement among Consolidated Hydro, Inc. and its stockholders, optionholders and warrantholders dated March 25, 1992

   +10.78 Purchase Agreement dated March 25, 1992 among Consolidated Hydro, Inc., Madison Group, L.P., and The Morgan Stanley Leveraged Equity Fund II, L.P.

   +10.79 Amended and Restated Acquisition Facility Agreement between Consolidated Hydro, Inc. and General Electric Capital Corporation dated March 25, 1992

   +10.80 Note Pledge and Security Agreement between General Electric Capital Corporation and CHI Acquisitions, Inc., dated June 22, 1993

   +10.81 Amendment and Agreement among General Electric Capital Corporation, and its subsidiaries, dated June 22, 1993

   +10.82 Reimbursement Agreement between CHI Acquisitions, Inc., Consolidated Hydro Southeast, Inc., Joseph Hydro Company, Inc., and General Electric Capital Corporation, dated June 22, 1993

   +10.83       Kidder, Peabody & Co. Letter Agreement, dated July 19, 1991

   +10.84 Participation Agreement dated September 9, 1993 among CHI Acquisitions, Inc., Sheldon Springs Power Company, Sheldon Vermont Hydro Company, Inc., GECC and Aircraft Services Corporation

   +10.85 Agreement of Limited Partnership of Sheldon Springs Hydro Associates, L.P. dated September 9, 1993

   +10.86 Loan Agreement dated September 10, 1993 among Missisquoi Associates, Sheldon Springs Hydro Associates, L.P. and GECC

   +10.87 Long-Term, Firm Levelized and Non-Levelized Purchase Agreement, executed on July 23, 1986, between Vermont Power Exchange, Inc. and Missisquoi Associates

   +10.88 Revolving Credit Agreement among Consolidated Hydro, Inc., as the Borrower, the Banks Listed in Schedule I and Den norske Bank AS, as Agent, dated as of October 14, 1993

   +10.89 Warrant Agreement dated as of November 1, 1993, between Consolidated Hydro, Inc. and SES Partners II, L.P.

   +10.90       Stock Option Plan

   +10.91       Form of Stock Option Agreement

   +10.92       Form of Indemnifications Agreement

   +10.93 Form of Amended and Restated Indenture for the Notes between Consolidated Hydro, Inc. and Shawmut Bank Connecticut, National Association, as trustee

   +10.94 Form of Exchange Debenture Indenture (including form of debenture)

   +10.95 Registration Rights Agreement, dated June 15, 1993, between Consolidated Hydro, Inc. and Morgan Stanley

   ++10.96 Credit and Reimbursement Agreement dated as of February 15, 1995 among CHI Acquisitions II, Inc., Hydro Development Group Inc., Beaver Valley Power Company, Littleville Power Company, Inc., Consolidated Hydro Southeast, Inc., Pelzer Hydro Company, Inc., Joseph Hydro Company, Inc., Slate Creek Hydro Company, Inc., CHI Acquisitions, Inc., the Lenders from time to time party thereto, and General Electric Capital Corporation, as Agent for the Lenders.

   +++10.97 Deed of Trust, Assignment of rents and Fixture Filing dated as of May 10, 1990 between Slate Creek Hydro Associates, L.P. (f/k/a Catalyst Slate Creek Hydroelectric Partnership), in favor of First American Title Insurance Company, trustee, f/b/o General Electric Capital Corp. ("GECC"), recorded in Book 2595, Page 805, as assigned by GECC to CHI Acquisitions, Inc. by Assignment of Beneficial Interest Under Deed of Trust, dated February 15, 1995, recorded in Book 3260, Page 629, as amended by Modification of Deed of Trust, dated February 15, 1995, recorded in Book 3260, Page 635, as further assigned by CHI Acquisitions, Inc. to Slate Creek Hydro Company, Inc., by Assignment of Deed of Trust dated February 15, 1995, recorded in book 3260, Page 647, and as further assigned by CHI Acquisitions, Inc. to GECC by Assignment of Beneficial Interest Under Deed of Trust dated February 15, 1995 and recorded in Book 3260, Page 651.

   +++10.98 Mortgage from Pelzer Hydro Company, Inc. to General Electric Capital Corporation, dated as of February 15, 1995.

   +++10.99 Power Purchase Agreement by and between Niagara Mohawk Power Corporation and Pyrites Associates, dated as of April 22, 1985, as amended by First Amendment dated as of March 22, 1993.

   +++10.100    Lease Agreement between Pyrites Associates (lessee) and St.
                Lawrence County Industrial Development Agency, dated June 1,
                1985 and recorded in Book 992, Page 742, as amended by First
                Amendment dated June 3, 1993 and recorded in book 1072, Page
                921.

   +++10.101    Pyrites Project Agreement dated November 18, 1982 between Hydro
                Development Group Inc. and Hydra-Co Enterprises, Inc.

   +++10.102    Cataldo Hydro Power Associates Partnership Agreement dated
                October 12, 1983.

   +++10.103    Agreement of Limited Partnership of Black River Hydro
                Associates, dated as of November 23, 1983, as amended by First
                Amendment dated as of October 14, 1984 and undated, unexecuted
                Second Amendment.

   +++10.104    Amended and Restated Power Purchase Agreement - Port Leyden
                Plant by and between Black River Hydro Associates and Niagara
                Mohawk Power Corporation, dated as of October 15, 1984, as amended by amendments dated October 15, 1984 and June 18, 1993, respectively.

   +++10.105    Lease by and between Lewis County Industrial Development Agency
                (Lessor) and Black River Hydro Associates (Lessee), dated
                02/01/85 and recorded in Liber 454 of Deeds, Page 191, as amended by amendments dated 04/01/86, 05/26/88 and 07/07/93, respectively, the latter being recorded in Liber 565 of Deeds, Page 51.

   +++10.106    Indenture of Trust, Mortgage and Assignment given by Lewis
                County Industrial Development Agency to Chase Manhattan Bank,
                N.A., dated 02/01/85, as supplemented by instruments dated
                04/01/86, 10/31/91 and 07/07/93, the latter being recorded in Liber 393 of Mortgages, Page 165.

   +++10.107    Power Purchase Agreement by and between Hydro Development Group
                Inc. and Niagara Mohawk Power Corporation, dated December 16,
                1993 (Dexter, Copenhagen and other Projects).

   +++10.108    Mortgage Restatement Agreement between Hydro Development Group
                Inc. and General Electric Capital Corporation dated February 15,
                1995 and recorded in the Jefferson County Clerk's Office in Liber 1362, Page 033.

   +++10.109    Project Agreement by and between Hydro Development Group, Inc.
                and Hydra-Co Enterprises, Inc., dated November 18, 1982.

   +++10.110    Agreement by and between Hydro Development Group, Inc., and
                Hydra-Co Enterprises, Inc. dated as of May 23, 1994.

   +++10.111    Employment Agreement between Consolidated Hydro, Inc. and Edward
                M. Stern dated November 1, 1994.

   +++10.112    Termination Agreement between Consolidated Hydro, Inc. and Olof
                S. Nelson dated June 27, 1996.

   +++10.113    Employment Agreement between Consolidated Hydro, Inc. and James
                T. Stewart dated July 1, 1996.

   10.114 Employment Agreement dated as of January 1, 1997, by and between Consolidated Hydro, Inc. and Michael I. Storch.

   10.115 Employment Agreement dated as of January 1, 1997 by and between Consolidated Hydro, Inc. and Edward M. Stern.

   10.116 Employment Agreement dated as of January 14, 1997, by and between Consolidated Hydro, Inc. and Mary V. Gilbert.

   10.117 Amendment dated as of July 1, 1996 to the Revolving Credit Agreement between Consolidated Hydro, Inc. and Den norske Bank ASA

   10.118 First Amended and Restated Credit Agreement dated as of October 15, 1996 between Lyon Credit Corporation and BP Hydro Finance Partnership.

   ++++10.119   Agreement of Merger, dated as of July 1, 1996, by and among
                Consolidated Consolidated Hydro Maine, Inc., CHI Universal,
                Inc., Ridgewood Maine Hydro Corporation and Ridgewood Maine
                Hydro Partners, L.P.

   ++++10.120   Letter of Agreement, dated November 15, 1996, amending Agreement of Merger, dated as of July 1, 1996, by and among Consolidated
                Hydro Maine, Inc., CHI Universal, Inc., Consolidated Hydro,
                Inc., Ridgewood Maine Hydro Corporation and Ridgewood Maine
                Hydro Partners, L.P.

   ++++10.121   Letter Agreement, dated December 3, 1996, amending Agreement of
                Merger, dated as of July 1, 1996, by and among Consolidated
                Hydro Maine, Inc., CHI Universal, Inc., Consolidated Hydro,
                Inc., Ridgewood Maine Hydro Corporation and Ridgewood Maine
                Hydro Partners, L.P.

   +++++10.122  Amended Engagement Letter, dated as of May 30, 1997, between
                Consolidated Hydro, Inc. and Houlihan Lokey Howard and Zukin,
                Inc.

   10.123 Bill of Sale dated June 13, 1997, between TKO Power, Inc. and Ralphs Ranches, Inc.

   10.124 Termination Agreement dated September 9, 1997, between Joseph Hydro Company, Inc. and PacifiCorp.

   10.125 Purchased Power Agreement between Duke Power and Mill Shoals Hydro Company, Inc., dated August 12,1997.

   12.1         Statements regarding computation of ratios

   21.1         List of Subsidiaries of Registrant

   27.1         Financial Data Schedule

+ Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (File No. 33-69762).

++ Incorporated by reference to the Company's Current Report on Form 8-K dated May 2, 1995.

+++ Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

++++ Incorporated by reference to the Company's Report on Form 8-K dated December 23, 1996, as amended by Form 8-K/A dated March 7, 1997.

+++++ Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997.

     (b) Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K on December 23, 1996, reporting the disposition of Consolidated Hydro Maine, Inc. The required pro-forma financial statements were filed in an amendment to the report on March 7, 1997.

              The Company filed a Current Report on Form 8-K on March 20, 1997, reporting the meeting of certain holders of the Company's 12% Senior Discount Notes, announcing an outline for its current business strategy and a proposal to restructure its outstanding debt and equity.

              The Company filed a Current Report on Form 8-K on June 4, 1997, reporting the attainment of an agreement-in-principle for a restructuring plan with an unofficial committee of bondholders representing a majority of the 12% Senior Discount Notes and the Series F, G, and Series H Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSOLIDATED HYDRO, INC.
                                             (Registrant)
Date:  September 26, 1997                    By: /s/ James T. Stewart
                                                --------------------------
                                                 James T. Stewart

         Signature                                            Title                                   Date
         ---------                                            -----                                   ----
by:   /s/James T. Stewart
   --------------------------------
       James T. Stewart                  Chairman and Chief Executive Officer                  September 26, 1997


by:   /s/ Edward M. Stern
   --------------------------------
       Edward M. Stern                   President, Chief Operating Officer and Secretary      September 26, 1997



by:   /s/ Mary V. Gilbert
   --------------------------------
       Mary V. Gilbert                   Senior Vice President, Chief Financial Officer        September 26, 1997
                                         (principal financial officer)


by:   /s/ Neil A. Manna
   --------------------------------
       Neil A. Manna                     Vice President --Finance, Controller                  September 26, 1997
                                         and Treasurer (principal accounting officer)


by:   /s/ Nissan Boury
   --------------------------------
       Nissan Boury                      Director                                              September 26, 1997


by:   /s/ Charles J. Micoleau
   --------------------------------
       Charles J. Micoleau               Director                                              September 26, 1997


by:   /s/ Colin F. Raymond
   --------------------------------
        Colin F. Raymond                 Director                                              September 26, 1997


by:   /s/ Frank V. Sica
   --------------------------------
       Frank V. Sica                     Director                                              September 26, 1997


by:   /s/ Michael H. Walkup
   --------------------------------
       Michael H. Walkup                 Director                                              September 26, 1997


                                  EXHIBIT INDEX
                                  -------------

Exhibit No.     Description
-----------     -----------

   2.1          Disclosure Statement dated August 8, 1997

   2.2 Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Consolidated Hydro, Inc.

   3.1 Form of Restated Certificate of Incorporation of Consolidated Hydro, Inc. (to be adopted as of the Effective Date)

   3.2 Form of By-Laws of CHI Energy, Inc. (to be adopted as of the Effective Date)

   +3.3A        Certificate of Amendment of Restated Certificate of
                Incorporation

   +3.3B Restated Certificate of Incorporation and amendment thereto and Bylaws, as amended, of Consolidated Hydro, Inc.

   +3.4 Certificate of Designation of 13-1/2% Cumulative Redeemable Exchangeable Preferred Stock, Series H, par value $0.01 per share, of Consolidated Hydro, Inc.

   +3.5         Certificate of Incorporation and Bylaws of Summit Energy Storage
                Inc.

   10.1 Form of Stockholders Agreement (to be adopted as of the Effective Date)

   10.2 Form of Registration Rights Agreement (to be adopted as of the Effective Date)

   10.3         Form of Employment Agreement (to be adopted as of the Effective
                Date)

   10.4 CHI Energy, Inc. 1997 Stock Option Plan and Management Option Agreement (to be adopted prior to the Effective Date)

   10.5         Form of Series B Warrant (to be adopted as of the Effective
                Date)

   10.6         Form of Series C Warrant (to be adopted as of the Effective
                Date)

   +10.7 Power Purchase Agreement between Boott Hydropower, Inc. and Commonwealth Electric Company, dated January 10, 1983 and amendment dated March 6, 1985

   +10.8 Participation Agreement dated as of December 1, 1985 among Boott Hydropower, Inc., General Electric Credit Corporation, Corporation Investments, Inc. and United States Trust Company of New York, as Owner Trustee and amendment thereto dated as of February 26, 1988

   +10.9 Lease Agreement dated as of December 1, 1985 between United States Trust Company of New York, as Owner Trustee, and Boott Hydropower, Inc. and amendments thereto dated as of December 12, 1986 and February 26, 1988

   +10.10 Power Purchase Agreement between Lawrence Hydroelectric Associates, Essex Company and New England Power Company (Lawrence Project), dated January 1, 1985

   +10.11 Mortgage and Security Agreement from Lawrence Hydroelectric Associates to New England Power Company, dated January 1, 1985

   +10.12 Indenture of Mortgage, dated as of September 8, 1981, between Lawrence Hydroelectric Associates and State Street Bank and Trust Company, Trustee, and Supplemental Indentures dated as of January 1, 1985, October 1, 1987 and July 1, 1988

   +10.13 Agreement between International Paper Company and Niagara Mohawk Power Corporation (LaChute Lower Project), dated March 7, 1986

   +10.14 Agreement between International Paper Company and Niagara Mohawk Power Corporation (LaChute Upper Project), dated March 7, 1986

   +10.15 Participation Agreement dated as of December 31, 1987 among LaChute Hydro Company, Inc., Philip Morris Credit Corporation, the Financial Institutions listed on Schedule II thereto, The Connecticut Bank and Trust Company, National Association, as Indenture Trustee, and The Connecticut National Bank, as Owner Trustee

   +10.16 Lease Agreement dated as of December 31, 1987 between LaChute Hydro Company, Inc. and The Connecticut National Bank, as Owner Trustee

   +10.17 Indenture and Amended and Restated Building Loan Mortgage and Security Agreement dated as of December 31, 1987 between The Connecticut National Bank, as Owner Trustee and The Connecticut Bank and Trust Company, National Association, as Indenture Trustee

   +10.18 Tax Indemnification Agreement dated as of December 31, 1987 between LaChute Hydro Company, Inc. and Philip Morris Credit Corporation

   +10.19 Tax Indemnification Agreement dated as of December 31, 1987 between LaChute Hydro Company, Inc. and General Electric Capital Corporation

   +10.20 Power Purchase Agreement between Androscoggin Reservoir Company and Central Maine Power Company (Aziscohos Project), dated October 23, 1984

   +10.21 Participation Agreement dated as of September 1, 1988 among Aziscohos Hydro Company, Inc., NYNEX Credit Company, The CIT Group/Equipment Financing, Inc., The Connecticut National Bank, as Indenture Trustee, and Meridian Trust Company, as Owner Trustee

   +10.22 Lease Agreement dated as of September 1, 1988 between Meridian Trust Company, as Owner Trustee, and Aziscohos Hydro Company, Inc.

   +10.23 Indenture, Mortgage and Security Agreement dated as of September 1, 1988 between Meridian Trust Company, as Owner Trustee and The Connecticut National Bank, as Indenture Trustee

   +10.24 Indenture of Lease dated as of January 15, 1986 between Aziscohos Hydro Company, Inc. and Androscoggin Reservoir Company, and amendments thereto dated March 13, 1986 and as of September 1, 1988

   +10.25 Collateral Assignment of Lease dated September 1, 1988 between Aziscohos Hydro Company, Inc. and Central Maine Power Company

   +10.26 Tax Indemnification Agreement dated as of September 6, 1988 between Aziscohos Hydro Company, Inc., Consolidated Hydro, Inc. and NYNEX Credit Company

   +10.27 Purchase Power Agreement dated December 29, 1987, between Duke Power Company and Riegel Power Corporation as assigned to Aquenergy Systems, Inc. by Assignment dated July 27, 1988

   +10.28 Note Purchase Agreement between UNUM Life Insurance Company of America and Aquenergy Systems, Inc. dated as of November 1, 1988

   +10.29A Mortgage and Security Agreement dated as of November 1, 1988 from Aquenergy Systems, Inc. to The Connecticut Bank and Trust Company, National Association, as Trustee (Ware Shoals Project)

   +10.30 Loan Agreement dated June 18, 1991, between Fieldcrest Cannon, Inc. as lender and Eagle & Phenix Hydro Company, Inc. as borrower setting forth terms and conditions for the loan evidenced by the Promissory Note described in item A above

   +10.31 Security Deed dated June 18, 1991 from Eagle & Phenix Hydro Company, Inc. to Fieldcrest Cannon, Inc. as security for the Promissory Note described item A above

   +10.32 Security Agreement dated June 18, 1991, between Eagle & Phenix Hydro Company, Inc. as grantor and Fieldcrest Cannon Inc. as secured party as security for the Promissory Note described in item A above

   +10.33 Lease agreement dated January 18, 1991, between Eagle & Phenix Hydro Company, Inc. as lessor and Fieldcrest Cannon, Inc. as lessee

   +10.34 Agreement for the sale of electricity to Virginia Electric & Power Company dated July 29, 1988, between Virginia Electric & Power Company and Aquenergy Systems, Inc.

   +10.35 Deed of Trust and Security Agreement dated as of November 1, 1988 from Aquenergy Systems, Inc. to The Connecticut Bank and Trust Company, National Association, as Trustee (Fries Project)

   +10.36A Purchase Power Agreement between Duke Power Company and Pelzer Hydro Company, Inc. dated February 15, 1991 (Upper Pelzer)

   +10.36B Purchase Power Agreement between Duke Power Company and Pelzer Hydro Company, Inc. dated February 15, 1991 (Lower Pelzer)

   +10.37 Second Amended and Restated Certificate and Agreement of Limited Partnership of Catalyst Slate Creek Hydroelectric Partnership, dated as of July 18, 1989 and Amendment No. 1. dated as of May 9, 1990 thereto

   +10.38 Restated and Amended Power Purchase Agreement between Catalyst Slate Creek Hydroelectric Partnership and PacifiCorp, dba Pacific Power & Light Company and Utah Power & Light Company, dated May 8, 1990

   +10.39 Lease Agreement dated September 9, 1986, between Wallowa Hydro Associates, Ltd. as lessee and Roy & Wilfred Daggett as lessors as amended on April 13, 1988, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Leases dated July 31, 1991

   +10.40 Lease Agreement dated September 9, 1986, between Wallowa Hydro Associates, Ltd. as lessee and Rex W. and Zela G. Ziegler as lessors as amended on April 13, 1988, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Leases dated July 31, 1991

   +10.41 Lease Agreement dated August 8, 1986 between Wallow Hydro Associates, Ltd. as lessee and Dale L. Potter as lessor, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Leases dated July 31, 1991

   +10.42 Amended and Restated Power Purchase Agreement dated July 31, 1991, between Joseph Hydro Company, Inc. and PacifiCorp Electric Operations

   +10.43 Agreement between Wallowa Valley Improvement District No. 1 and Cook Electric, Inc. dated January 6, 1981, as amended on February 2, 1982, December 13, 1982, December 27, 1982, September 13, 1983, and July 31, 1991, as assigned to Joseph Hydro Company, Inc. by Assignment and Consent Agreement dated July 31, 1991

   +10.44 Agreement between Joseph Hydro Associates, Ltd. and the Little Sheep Creek Property Owners Association as assigned to Joseph Hydro Company Inc. by Assignment and Assumption of Contracts dated July 31, 1991

   +10.45 American Arbitration Association Order No. 75 110 0110 85 dated September 16, 1983, as assigned to Joseph Hydro Company, Inc. by Assignment and Assumption of Contracts dated July 31, 1991

   +10.46 Contract between the Connecticut Light and Power Company and Kinneytown Hydro Company, Inc. (Kinneytown Project) dated December 2, 1986

   +10.47 Open-End Electricity Purchase Agreement Mortgage and Security Agreement between Kinneytown Hydro Company, Inc. and the Connecticut Light and Power Company dated April 29, 1988

   +10.48 Amended and Restated Agreement of Limited Partnership, dated as of December 22, 1989, of Twin Falls Hydro Associates, L.P.

   +10.49 Tax Indemnification Agreement, dated as of December 22, 1989, between The Connecticut National Bank, as LP Trustee, and CHI Acquisitions, Inc. (Exhibit G to item 10.48)

   +10.50 Agreement between New York State Electric & Gas Corporation and Walden Power Corporation dated as of August 2, 1982

   +10.51 Lease between Barbara Gurman Lewis and Walden Power Corporation dated as of August 24, 1982

   +10.52 Lease between the Village of Walden and Walden Power Corporation dated as of August 5, 1982

   +10.53 Stock Subscription Agreement dated as of March 30, 1988 among Consolidated Hydro, Inc., Summit Energy Storage Inc., Acres International Corporation, Commonwealth Securities and Investments, Inc. and seven individuals

   +10.54 Memorandum of Understanding between Kvaerner Brug A/S, Boving & Co., Limited, EB Kraftgenerering a.s. (Powergeneration), and Consolidated Hydro, Inc., dated April 12, 1988

   +10.55 Agreement between Kvaerner Brug A/S, Boving & Co., Limited, EB Kraftgenerering a.s. (Power generation), Summit Energy Storage Inc., dated April 12, 1988

   +10.56 Agreement between Kvaerner Brug A/S, Boving & Co., Limited, EB Kraftgenerering a.s. (Power generation), Consolidated Hydro Inc., Summit Energy Storage Inc., dated April 12, 1988

   +10.57 Agreement for Energy Services for Summit Energy Storage Project between Summit Energy Storage Inc. and Acres International Corporation dated March 30, 1988

   +10.58 Letter Agreement dated March 30, 1988 between Summit Energy Storage Inc. and Acres International Corporation

   +10.59 Mitigation Agreement between Summit Energy Storage Inc. and the City of Norton, Ohio dated May 14, 1990

   +10.60 Memorandum of Understanding concerning commitment to lease between Summit Energy Storage Inc. and Ohio Edison Company, dated October 8, 1991

   +10.61 Agreement concerning specified facility transmission and dispatching service between Summit Energy Storage Inc. and Ohio Edison Company, dated October 8, 1991

   +10.62A Technical Services Agreement dated June 5, 1992 between Summit Energy Storage Inc. and Morrison Knudsen Corporation

   +10.62B Promissory notes dated March 19, 1990 (a) in the principal amount of $658,500 from Summit Energy Storage Inc. to EB Kraftgenerering a.s. and (b) in the principal amount of $341,500 from Summit Energy Storage Inc. to Kvaerner Hydro Power A/S

   +10.63 Promissory note dated May 30, 1991 in the principal amount of $110,000 from Summit Energy Storage Inc. EB Kraftgenerering a.s. (Powergeneration)

   +10.64 Promissory note dated November 26, 1991 in the principal amount $500,000 from Summit Energy Storage Inc. to Witoco Venture Corporation

   +10.65 Promissory note dated October 31, 1991 in the principal amount of $277,778 from Summit Energy Storage Inc. to Andrea Rich, in her capacity as Trustee of the Howard Rich Trust for the benefit of Daniel Rich

   +10.66 Promissory note dated October 31, 1991 in the principal amount of $222,222 from Summit Energy Storage Inc. to Andrea Rich, in her capacity as Trustee of the Howard Rich Trust for the benefit of Joseph Rich

   +10.67A Letter agreements between Summit Energy Storage Inc. and Curtis Thaxter Stevens Broder & Micoleau dated June 15, 1988, August 29, 1990 and June 21, 1991

   +10.67B      Kidder, Peabody & Co., Incorporated Fee Letter, dated September
                5, 1989

   +10.68 Letter Agreement dated September 26, 1989 between Consolidated Pumped Storage, Inc. and JDJ Energy Company, Inc.

   +10.69 Conveyance, Pledge, Security and Shareholders Agreement dated as of September 15, 1990 among Consolidated Pumped Storage Arkansas, Inc., Consolidated Pumped Storage, Inc. and JDJ Energy Company, Inc.

   +10.70 Loan Agreement and Supply Commitment dated as of September 28, 1990 among Consolidated Pumped Storage Arkansas, Inc., Consolidated Pumped Storage, Inc. and Voith Hydro, Inc.

   +10.71 Loan Agreement and Supply Commitment dated as of December 18, 1991 among Consolidated Pumped Storage Arkansas, Inc., Consolidated Pumped Storage, Inc. and Siemens Power Ventures, Inc.

   +10.72A Warrant to purchase up to 10 shares of common stock of Consolidated Pumped Storage, Inc. issued to Andrea Rich

   +10.72B Securities Purchase Agreement between Consolidated Hydro, Inc., and BCC Brown Finance (Curacao) N.V., dated June 29, 1992

   +10.73       Employment Agreement between Consolidated Hydro, Inc. and Olof
                S. Nelson dated March 25, 1992

   +10.74 Employment Agreement between Consolidated Hydro, Inc. and Michael I. Storch dated March 25, 1992

   +10.75       Employment Agreement between Consolidated Hydro, Inc. and Carol
                H. Cunningham dated March 25, 1992

   +10.76A      Side letter with Carol H. Cunningham dated March 25, 1992

   +10.76B Incentive Compensation and Transition Employment Agreement for the Eagle and Phenix projects, dated December 18, 1992

   +10.77 Stockholders, Optionholders and Warrantholders Agreement among Consolidated Hydro, Inc. and its stockholders, optionholders and warrantholders dated March 25, 1992

   +10.78 Purchase Agreement dated March 25, 1992 among Consolidated Hydro, Inc., Madison Group, L.P., and The Morgan Stanley Leveraged Equity Fund II, L.P.

   +10.79 Amended and Restated Acquisition Facility Agreement between Consolidated Hydro, Inc. and General Electric Capital Corporation dated March 25, 1992

   +10.80 Note Pledge and Security Agreement between General Electric Capital Corporation and CHI Acquisitions, Inc., dated June 22, 1993

   +10.81 Amendment and Agreement among General Electric Capital Corporation, and its subsidiaries, dated June 22, 1993

   +10.82 Reimbursement Agreement between CHI Acquisitions, Inc., Consolidated Hydro Southeast, Inc., Joseph Hydro Company, Inc., and General Electric Capital Corporation, dated June 22, 1993

   +10.83       Kidder, Peabody & Co. Letter Agreement, dated July 19, 1991

   +10.84 Participation Agreement dated September 9, 1993 among CHI Acquisitions, Inc., Sheldon Springs Power Company, Sheldon Vermont Hydro Company, Inc., GECC and Aircraft Services Corporation

   +10.85 Agreement of Limited Partnership of Sheldon Springs Hydro Associates, L.P. dated September 9, 1993

   +10.86 Loan Agreement dated September 10, 1993 among Missisquoi Associates, Sheldon Springs Hydro Associates, L.P. and GECC

   +10.87 Long-Term, Firm Levelized and Non-Levelized Purchase Agreement, executed on July 23, 1986, between Vermont Power Exchange, Inc. and Missisquoi Associates

   +10.88 Revolving Credit Agreement among Consolidated Hydro, Inc., as the Borrower, the Banks Listed in Schedule I and Den norske Bank AS, as Agent, dated as of October 14, 1993

   +10.89 Warrant Agreement dated as of November 1, 1993, between Consolidated Hydro, Inc. and SES Partners II, L.P.

   +10.90       Stock Option Plan

   +10.91       Form of Stock Option Agreement

   +10.92       Form of Indemnifications Agreement

   +10.93 Form of Amended and Restated Indenture for the Notes between Consolidated Hydro, Inc. and Shawmut Bank Connecticut, National Association, as trustee

   +10.94 Form of Exchange Debenture Indenture (including form of debenture)

   +10.95 Registration Rights Agreement, dated June 15, 1993, between Consolidated Hydro, Inc. and Morgan Stanley

   ++10.96 Credit and Reimbursement Agreement dated as of February 15, 1995 among CHI Acquisitions II, Inc., Hydro Development Group Inc., Beaver Valley Power Company, Littleville Power Company, Inc., Consolidated Hydro Southeast, Inc., Pelzer Hydro Company, Inc., Joseph Hydro Company, Inc., Slate Creek Hydro Company, Inc., CHI Acquisitions, Inc., the Lenders from time to time party thereto, and General Electric Capital Corporation, as Agent for the Lenders.

   +++10.97 Deed of Trust, Assignment of rents and Fixture Filing dated as of May 10, 1990 between Slate Creek Hydro Associates, L.P. (f/k/a Catalyst Slate Creek Hydroelectric Partnership), in favor of First American Title Insurance Company, trustee, f/b/o General Electric Capital Corp. ("GECC"), recorded in Book 2595, Page 805, as assigned by GECC to CHI Acquisitions, Inc. by Assignment of Beneficial Interest Under Deed of Trust, dated February 15, 1995, recorded in Book 3260, Page 629, as amended by Modification of Deed of Trust, dated February 15, 1995, recorded in Book 3260, Page 635, as further assigned by CHI Acquisitions, Inc. to Slate Creek Hydro Company, Inc., by Assignment of Deed of Trust dated February 15, 1995, recorded in book 3260, Page 647, and as further assigned by CHI Acquisitions, Inc. to GECC by Assignment of Beneficial Interest Under Deed of Trust dated February 15, 1995 and recorded in Book 3260, Page 651.

   +++10.98 Mortgage from Pelzer Hydro Company, Inc. to General Electric Capital Corporation, dated as of February 15, 1995.

   +++10.99 Power Purchase Agreement by and between Niagara Mohawk Power Corporation and Pyrites Associates, dated as of April 22, 1985, as amended by First Amendment dated as of March 22, 1993.

   +++10.100    Lease Agreement between Pyrites Associates (lessee) and St.
                Lawrence County Industrial Development Agency, dated June 1,
                1985 and recorded in Book 992, Page 742, as amended by First
                Amendment dated June 3, 1993 and recorded in book 1072, Page
                921.

   +++10.101    Pyrites Project Agreement dated November 18, 1982 between Hydro
                Development Group Inc. and Hydra-Co Enterprises, Inc.

   +++10.102    Cataldo Hydro Power Associates Partnership Agreement dated
                October 12, 1983.

   +++10.103    Agreement of Limited Partnership of Black River Hydro
                Associates, dated as of November 23, 1983, as amended by First
                Amendment dated as of October 14, 1984 and undated, unexecuted
                Second Amendment.

   +++10.104    Amended and Restated Power Purchase Agreement - Port Leyden
                Plant by and between Black River Hydro Associates and Niagara
                Mohawk Power Corporation, dated as of October 15, 1984, as amended by amendments dated October 15, 1984 and June 18, 1993, respectively.

   +++10.105    Lease by and between Lewis County Industrial Development Agency
                (Lessor) and Black River Hydro Associates (Lessee), dated
                02/01/85 and recorded in Liber 454 of Deeds, Page 191, as amended by amendments dated 04/01/86, 05/26/88 and 07/07/93, respectively, the latter being recorded in Liber 565 of Deeds, Page 51.

   +++10.106    Indenture of Trust, Mortgage and Assignment given by Lewis
                County Industrial Development Agency to Chase Manhattan Bank,
                N.A., dated 02/01/85, as supplemented by instruments dated
                04/01/86, 10/31/91 and 07/07/93, the latter being recorded in Liber 393 of Mortgages, Page 165.

   +++10.107    Power Purchase Agreement by and between Hydro Development Group
                Inc. and Niagara Mohawk Power Corporation, dated December 16,
                1993 (Dexter, Copenhagen and other Projects).

   +++10.108    Mortgage Restatement Agreement between Hydro Development Group
                Inc. and General Electric Capital Corporation dated February 15,
                1995 and recorded in the Jefferson County Clerk's Office in Liber 1362, Page 033.

   +++10.109    Project Agreement by and between Hydro Development Group, Inc.
                and Hydra-Co Enterprises, Inc., dated November 18, 1982.

   +++10.110    Agreement by and between Hydro Development Group, Inc., and
                Hydra-Co Enterprises, Inc. dated as of May 23, 1994.

   +++10.111    Employment Agreement between Consolidated Hydro, Inc. and Edward
                M. Stern dated November 1, 1994.

   +++10.112    Termination Agreement between Consolidated Hydro, Inc. and Olof
                S. Nelson dated June 27, 1996.

   +++10.113    Employment Agreement between Consolidated Hydro, Inc. and James
                T. Stewart dated July 1, 1996.

   10.114 Employment Agreement dated as of January 1, 1997, by and between Consolidated Hydro, Inc. and Michael I. Storch.

   10.115 Employment Agreement dated as of January 1, 1997 by and between Consolidated Hydro, Inc. and Edward M. Stern.

   10.116 Employment Agreement dated as of January 14, 1997, by and between Consolidated Hydro, Inc. and Mary V. Gilbert.

   10.117 Amendment dated as of July 1, 1996 to the Revolving Credit Agreement between Consolidated Hydro, Inc. and Den norske Bank ASA

   10.118 First Amended and Restated Credit Agreement dated as of October 15, 1996 between Lyon Credit Corporation and BP Hydro Finance Partnership.

   ++++10.119   Agreement of Merger, dated as of July 1, 1996, by and among
                Consolidated Consolidated Hydro Maine, Inc., CHI Universal,
                Inc., Ridgewood Maine Hydro Corporation and Ridgewood Maine
                Hydro Partners, L.P.

   ++++10.120   Letter of Agreement, dated November 15, 1996, amending Agreement of Merger, dated as of July 1, 1996, by and among Consolidated
                Hydro Maine, Inc., CHI Universal, Inc., Consolidated Hydro,
                Inc., Ridgewood Maine Hydro Corporation and Ridgewood Maine
                Hydro Partners, L.P.

   ++++10.121   Letter Agreement, dated December 3, 1996, amending Agreement of
                Merger, dated as of July 1, 1996, by and among Consolidated
                Hydro Maine, Inc., CHI Universal, Inc., Consolidated Hydro,
                Inc., Ridgewood Maine Hydro Corporation and Ridgewood Maine
                Hydro Partners, L.P.

   +++++10.122  Amended Engagement Letter, dated as of May 30, 1997, between
                Consolidated Hydro, Inc. and Houlihan Lokey Howard and Zukin,
                Inc.

   10.123 Bill of Sale dated June 13, 1997, between TKO Power, Inc. and Ralphs Ranches, Inc.

   10.124 Termination Agreement dated September 9, 1997, between Joseph Hydro Company, Inc. and PacifiCorp.

   10.125 Purchased Power Agreement between Duke Power and Mill Shoals Hydro Company, Inc., dated August 12,1997.

   12.1         Statements regarding computation of ratios

   21.1         List of Subsidiaries of Registrant

   27.1         Financial Data Schedule

+ Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (File No. 33-69762).

++ Incorporated by reference to the Company's Current Report on Form 8-K dated May 2, 1995.

+++ Incorporated by reference to the Company's report on Form 10-K for the fiscal year ended June 30, 1996.

++++ Incorporated by reference to the Company's Report on Form 8-K dated December 23, 1996, as amended by Form 8-K/A dated March 7, 1997.

+++++ Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 1997.