Form 10-Q
period 1997-09-30
CHI ENERGY INC
filed 1997-11-14
CIK 787618

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                             Commission File Number:
                                Reg. No. 33-69762


                                CHI ENERGY, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           06-1138478
             --------                                           ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)


680 Washington Boulevard, Stamford, Connecticut          06901
-----------------------------------------------          -----
(Address of principal executive office)                (Zip Code)


        Registrant's telephone number, including area code (203) 425-8850

                            CONSOLIDATED HYDRO, INC.
                            ------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class A                  Outstanding as of November 7, 1997
---------------------------------------   ----------------------------------
Common stock, $.01 par value                      9,085,290

                 Class B                  Outstanding as of November 7, 1997
---------------------------------------   ----------------------------------
Common stock, $.01 par value                       914,710

================================================================================

                                     INDEX

                                                                                                   Page No.
PART I.       FINANCIAL INFORMATION


     Item 1.      Financial Statements............................................................     2


                  Consolidated Statement of Operations for the three months

                     ended September 30, 1997 and 1996 (Unaudited)...............................      3


                  Consolidated Balance Sheet at September 30, 1997

                     and  June 30, 1997 (Unaudited)..............................................      4


                  Consolidated Statement of Stockholders' Deficit

                     for the three months ended September 30, 1997 (Unaudited)...................      5


                  Consolidated Statement of Cash Flows for the three months

                     ended September 30, 1997 and 1996 (Unaudited)...............................   6-7

                  Notes to Consolidated Financial Statements (Unaudited) ........................   8-10


     Item 2.      Management's Discussion and Analysis of

                     Financial Condition and Results of Operations............................... 11-18


PART II.          OTHER INFORMATION


     Item 1.      Legal Proceedings..............................................................    19

     Item 2       Changes in Securities..........................................................    19

     Item 3.      Default upon Senior Securities.................................................    19

     Item 4.      Submission of Matters to a Vote of Security Holders............................    19

     Item 5.      Other Information..............................................................    19

     Item 6.      Exhibits and Reports on Form 8-K...............................................    19

     Signature    ...............................................................................    20

                          PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements





                            CONSOLIDATED HYDRO, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                  1 9 9 7      1 9 9 6
                                                                                                  -------      -------
OPERATING REVENUES:
    Power generation revenue                                                                       $ 6,422     $ 8,855
    Management fees and operations & maintenance revenues                                            1,927       1,540
    Equity income in partnership interests and other partnership income                                 73         117
                                                                                                 ---------   ---------
                                                                                                     8,422      10,512
                                                                                                 ---------   ---------
COSTS AND EXPENSES:
    Operating                                                                                        4,591       4,942
    General and administrative                                                                       1,388       1,274
    Reorganization costs                                                                             3,230       ---
    Charge for employee and director equity participation programs                                   ---            25
    Depreciation and amortization                                                                    2,176       2,175
    Lease expense to a related party                                                                   923         890
    Lease expense to unrelated parties                                                                 571         507
    Adjustment to impairment of long-lived assets                                                      (75)      ---
                                                                                                 ---------   ---------
                                                                                                    12,804       9,813
                                                                                                 ---------   ---------

         (Loss)/income from operations                                                              (4,382)        699

INTEREST INCOME                                                                                        540         324
OTHER INCOME                                                                                            33          19
INTEREST EXPENSE ON INDEBTEDNESS TO RELATED PARTIES                                                 (2,447)     (2,583)
INTEREST EXPENSE ON INDEBTEDNESS TO UNRELATED PARTIES                                               (4,351)     (4,834)
                                                                                                 ---------   ---------
          Loss before provision for income taxes                                                   (10,607)     (6,375)

PROVISION FOR INCOME TAXES                                                                            (117)       (116)
                                                                                                 ---------   ---------
        NET LOSS                                                                                   (10,724)     (6,491)
                                                                                                 =========   =========

NET LOSS APPLICABLE TO COMMON STOCK:
    Net loss                                                                                     $ (10,724)   $ (6,491)
    Dividends declared on preferred stock                                                           (3,370)     (3,544)
    Accretion of preferred stock                                                                      (179)       (214)
    Undeclared dividends on cumulative preferred stock                                              (2,511)     (2,454)
                                                                                                 ---------   ---------
                                                                                                 $ (16,784)  $ (12,703)
                                                                                                 =========   =========

NET LOSS PER COMMON SHARE                                                                        $  (13.05)  $   (9.88)
                                                                                                 =========   =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                         1,285,762   1,285,762
                                                                                                 =========   =========

         The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                 SEPT. 30     JUNE 30
                                                                                                  1 9 9 7     1 9 9 7
                                                                                                  -------      -------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                          $ 23,091    $ 24,247
  Cash and cash equivalents restricted                                                               4,700       8,255
  Accounts receivable, net                                                                           6,906       6,803
  Prepaid expenses and other current assets                                                          2,003       1,698
                                                                                                ----------   ---------
      Total current assets                                                                          36,700      41,003

PROPERTY, PLANT AND EQUIPMENT, NET                                                                 125,215     125,954

FACILITIES UNDER DEVELOPMENT                                                                           100         100

INTANGIBLE ASSETS, NET                                                                              44,570      47,785

ASSETS TO BE DISPOSED OF                                                                               ---       1,914

INVESTMENTS AND OTHER ASSETS                                                                        27,308      26,872

                                                                                                ----------   ---------
                                                                                                 $ 233,893   $ 243,628
                                                                                                ==========   =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                            $ 5,817     $ 6,458
  Current portion of long-term debt payable to a related party                                       1,055       3,234
  Current portion of long-term debt and obligations under capital leases payable to
     unrelated parties                                                                               4,716       4,232
                                                                                                ----------   ---------
      Total current liabilities                                                                     11,588      13,924

LIABILITIES SUBJECT TO COMPROMISE                                                                  301,524         ---
LONG-TERM DEBT PAYABLE TO RELATED PARTIES                                                           29,514      90,918
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES PAYABLE TO UNRELATED PARTIES                    61,817     171,697
DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                 33,402      42,396
COMMITMENTS                                                                                            ---         ---
MANDATORILY REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE, AT REDEMPTION
  VALUE OF $1,000 PER SHARE, JUNIOR IN LIQUIDATION PREFERENCE TO SERIES F
PREFERRED STOCK:
    Series H, 136,950 shares authorized, issued and outstanding ($0 and $119,923 liquidation
     preference at September 30 and June 30, 1997, respectively)                                       ---     114,372
                                                                                                ----------   ---------
          Total liabilities and mandatorily redeemable preferred stock                             437,845     433,307
                                                                                                ----------   ---------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value, at redemption value of $1,000 per share:
  Series F, 56,279 shares authorized issued and outstanding ($56,279 liquidation preference at
    September 30 and June 30, 1997)                                                                 49,356      49,356
  Series G, 56,279 shares authorized issued and outstanding ($56,279 liquidation preference at
     September 30 and June 30, 1997)                                                                49,356      49,356
  Class A common stock, $.001 par value, 9,000,000 shares authorized, 3,831,683 unissued shares
     reserved, 1,834,235 shares issued and 1,285,762 shares outstanding at September 30 and
     June 30, 1997                                                                                       2           2
  Class B common stock, $.001 par value, 1,000,000 shares authorized, 246,510 unissued shares reserved,
       no shares issued and outstanding                                                                ---         ---
  Additional paid-in capital, including $5,966 related to warrants                                  13,497      13,497
  Accumulated deficit                                                                             (294,852)   (280,579)
                                                                                                ----------   ---------
                                                                                                  (182,641)   (168,368)

     Less: Deferred compensation                                                                      (250)       (250)
              Treasury stock (common: 548,473 shares), at cost                                     (21,061)    (21,061)
                                                                                                ----------   ---------
        Total stockholders' deficit                                                               (203,952)   (189,679)
                                                                                                ----------   ---------
                                                                                                 $ 233,893   $ 243,628
                                                                                                ==========   =========

         The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)

                                        PREFERRED STOCK             COMMON STOCK
                                        ---------------             ------------
                                       NUMBER                   NUMBER                ADDITIONAL
                                      OF SHARES    REPORTED    OF SHARES        PAR    PAID-IN   ACCUMULATED
                                     OUTSTANDING    AMOUNT    OUTSTANDING      VALUE   CAPITAL     DEFICIT
                                     -----------    ------    -----------      -----   -------     -------
BALANCE JUNE 30, 1997                   112,558     $ 98,712    1,285,762     $ 2     $ 13,497   $ (280,579)


  Quarterly dividend of $29.55 per
    share, mandatorily redeemable
    Series H Preferred - July 1,
    1997 to September 14, 1997                                                                       (3,370)
  Accretion of Series H Preferred                                                                      (179)
  Net loss                                                                                          (10,724)
                                     ----------    ---------   ----------    -----   ---------  -----------
BALANCE SEPTEMBER 30, 1997              112,558     $ 98,712    1,285,762     $ 2     $ 13,497   $ (294,852)
                                     ==========    =========   ==========    =====   =========  ===========


                           TABLE CONTINUED FROM ABOVE
                           --------------------------


                                                                  TOTAL
                                       DEFERRED     TREASURY   STOCKHOLDERS'
                                     COMPENSATION     STOCK       DEFICIT
                                     ------------     -----       -------

BALANCE JUNE 30, 1997                   $ (250)   $ (21,061)  $ (189,679)


  Quarterly dividend of $29.55 per
    share, mandatorily redeemable
    Series H Preferred - July 1,
    1997 to September 14, 1997                                    (3,370)
  Accretion of Series H Preferred                                   (179)
  Net loss                                                       (10,724)
                                       -------   ----------  -----------
BALANCE SEPTEMBER 30, 1997              $ (250)   $ (21,061)  $ (203,952)
                                       =======   ==========  ===========



    The accompanying notes are an integral part of the consolidated financial statements.

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                  1 9 9 7      1 9 9 6
                                                                                                  -------      -------
        CASH FLOWS FROM OPERATING ACTIVITIES:

            Net loss                                                                             $ (10,724)   $ (6,491)

            Adjustments to reconcile net loss to net cash provided by operating activities:
              Non-cash interest and other charges                                                    4,629       5,045
              Reorganization expenses                                                                3,230       ---
              Charge for employee and director equity participation programs                         ---            25
              Non-cash adjustment to impairment of long-lived assets                                   (75)      ---
              Gain on disposal of assets                                                               (17)      ---
              Depreciation and amortization                                                          2,176       2,175
              Distributed earnings of affiliates                                                       814         122
              (Increase)/decrease in accounts receivable                                              (103)      3,170
              Increase in prepaid expenses                                                            (305)       (524)
              Decrease in accounts payable and accrued expenses                                       (641)     (1,847)
                                                                                                 ---------   ---------
                  Net cash (used in)/provided by operating activities                               (1,016)      1,675
                                                                                                 ---------   ---------
        CASH FLOWS FROM INVESTING ACTIVITIES:

              Proceeds from disposition of assets                                                    2,006       ---
              Cost of development expenditures                                                       ---          (436)
              Capital expenditures                                                                    (704)     (1,133)
              Increase in investments and other long-term assets                                      (993)     (1,248)
                                                                                                 ---------   ---------
                   Net cash provided by/(used in) investing activities                                 309      (2,817)
                                                                                                 ---------   ---------
        CASH FLOWS FROM FINANCING ACTIVITIES:

              Long-term borrowings from unrelated parties                                                7          18
              Payments to a related party on long-term borrowings                                   (1,001)     (1,161)
              Payments to unrelated parties on long-term borrowings                                 (2,271)     (1,267)
              Cost of reorganization                                                                  (748)      ---
              Increase/(decrease) in other long-term liabilities                                         9        (290)
                                                                                                 ---------   ---------
                  Net cash used in financing activities                                             (4,004)     (2,700)
                                                                                                 ---------   ---------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (4,711)     (3,842)

        CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                                       32,502      23,834
                                                                                                 ---------   ---------
        CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                                           $ 27,791    $ 19,992
                                                                                                 =========   =========

         The accompanying notes are an integral part of the consolidated financial statements.


                                       6
                                                                     (continued)

                            CONSOLIDATED HYDRO, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)

                                                                                                 THREE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 1 9 9 7     1 9 9 6
                                                                                                 -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       CASH PAID DURING THE YEAR FOR:
        Interest paid to a related party                                                             $ 819     $ 1,736
                                                                                                ==========   =========
        Interest paid to unrelated parties                                                         $ 1,237     $ 1,238
                                                                                                ==========   =========
        Income taxes, net                                                                            $ 379       $ 132
                                                                                                ==========   =========




     FINANCING:

     Series H mandatorily redeemable preferred stock increased $179 and $214 for the three months ended September 30, 1997 and 1996, respectively, as a result of the accretion of the difference between the fair market value at issuance and the redemption value.

     Series H mandatorily redeemable preferred stock increased $3,370 and $3,544 for the three months ended September 30, 1997 and 1996, respectively, as a result of declared dividends which increased the liquidation preference of the series H preferred stock.

     Long-term debt and obligations under capital leases increased by $10,189 and $9,069 for the three months ended September 30, 1997 and 1996, respectively, as a result of non-cash interest.

     In connection with the disposition of certain assets by the Company, long-term debt was reduced by approximately $2.0 million.





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

                            CONSOLIDATED HYDRO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)

NOTE 1 - ORGANIZATION

     Consolidated Hydro, Inc., now known as CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has, since its establishment in 1985, been engaged principally in the development, operation and management of hydroelectric power plants. As of September 30, 1997 and 1996, it had ownership interests in, leased and/or operated projects with a total operating capacity of 336 and 344 megawatts ("MW"), respectively. Commencing in November 1995, the Company began to diversify its business activities to include the development, ownership and operation of industrial infrastructure facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities.

     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and filed the plan of reorganization (the "Plan of Reorganization") (see Note 6) and the disclosure statement dated August 8, 1997 (the "Disclosure Statement"). A hearing before the Bankruptcy Court to consider confirmation of the Plan of Reorganization was held on October 23, 1997, at which the Bankruptcy Court confirmed the Plan of Reorganization. The Plan of Reorganization became effective on November 7, 1997 (the "Effective Date").


NOTE 2 - BASIS OF PRESENTATION

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information presented not misleading.

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1997 and June 30, 1997 and the results of its operations and changes in its financial position for the three months ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the June 30, 1997 Audited Consolidated Financial Statements ("June 1997 Financials") and Notes thereto.

     Certain amounts have been reclassified in fiscal 1997 to conform with fiscal 1998 presentation.

NOTE 3 - SALE OF CONSOLIDATED HYDRO MAINE, INC.

     On December 23, 1996, the Company through its wholly owned subsidiary, CHI Universal, Inc., a Delaware corporation ("CHI Universal"), sold Consolidated Hydro Maine, Inc., a Delaware corporation ("CHI Maine"), to Ridgewood Maine Hydro Partners, L.P., a Delaware limited partnership (the "Partnership"). CHI Maine owned and operated 15 hydroelectric projects located in the State of Maine with an aggregate capacity of 11 MW (the "Projects"). The sale was made pursuant to an Agreement of Merger dated as of July 1, 1996 (the "Merger Agreement"), by and among CHI Maine, CHI Universal, Ridgewood Maine Hydro Corporation and the Partnership.

     On the Closing Date (as defined in the Merger Agreement), all of the issued and outstanding capital stock of CHI Maine was sold to the Partnership for cash. After final adjustments, the total sale price aggregated approximately $12.9 million and the Partnership assumed a long-term lease obligation of approximately $1.2 million related to one of the Projects. In fiscal 1997, the carrying value was adjusted upward by $0.7 million as a result of adjustments to the final sales price of the assets.

     The following unaudited pro forma financial information for the three months ended September 30, 1996 has been prepared assuming the disposition of CHI Maine occurred at the beginning of the period.

                                                                           (Unaudited)
                                                                 Three Months Ended September 30,
                                                                     1997               1996
                                                                     ----               ----
                                                                   (Actual)         (Pro forma)
         Operating Revenues                                       $   8,422         $   10,111
                                                                  =========         ==========
         Net loss                                                 $ (10,724)        $   (6,648)
                                                                  =========         ==========
         Net loss per common share                                $  (13.05)        $   (10.00)
                                                                  =========         ==========
         Weighted average number of common shares                 1,285,762          1,285,762
                                                                  =========         ==========

NOTE 4 - DECOMMISSIONING OF CONVENTIONAL HYDROELECTRIC ASSETS

     On September 9, 1997, the Company through its wholly owned subsidiary, Joseph Hydro Company, Inc., a Delaware corporation ("Joseph"), terminated the Power Purchase Agreement ("PPA") with PacifiCorp, the purchasing utility, relating to three of its projects located in Oregon, aggregating 7.01 MW of capacity (the "Joseph Projects"). Joseph received a cash payment of $2,815, pursuant to a termination agreement between Joseph and PacifiCorp, to terminate production and delivery of power from the Joseph Projects, surrender the PPA and remove all facilities associated with the Joseph Projects in accordance with certain terms and conditions. After payment of certain fees, transaction and removal costs totaling approximately $840, the Company applied the remaining, approximately $1,975, as a pre-payment on the General Electric Capital Corporation B Term Loan (the "GECC Loan") as the assets of the Joseph Projects secure the GECC Loan. During the three months ended September 30, 1997, an adjustment to the impairment charge of $75 was recorded (see Note 5). The Company expects to substantially complete the removal of all facilities of the Joseph Projects by the end of calendar 1997.


NOTE 5 - ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

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

     In fiscal 1996, in light of the Company's planned sale of certain of its conventional hydroelectric projects, recent industry trends (including the continued decline in electricity prices and other factors stemming from the deregulation of the electric power industry), the timing of the expiration of the fixed rate period of some of its long-term power sales contracts and other indications of a decline in the fair value of certain of its conventional hydroelectric projects, the Company determined, pursuant to SFAS 121, that certain of these projects (including properties which are not included among those to be sold) were impaired pursuant to the criteria established under SFAS 121 (see Note 5 to the June 1997 Financials).

     The carrying value of the Joseph Projects has been adjusted upward by $75 for the three months ended September 30, 1997 to reflect adjustments to the final cash payment for the decommissioning of the assets. This adjustment has been included in Adjustment to impairment of long-lived assets on the Statement of Operations.


NOTE 6 - PLAN OF REORGANIZATION

      On August 8, 1997, pursuant to the Disclosure Statement, CHI commenced the solicitation of votes from holders of CHI's outstanding 12% Senior Discount Notes due 2003 (the "Senior Discount Notes") and existing preferred stock for the acceptance or rejection of the Plan of Reorganization. This solicitation was conducted prior to the filing by CHI of a case under chapter 11 of the Bankruptcy Code so as to significantly shorten the pendency of the case and to simplify its administration. The solicitation was successfully completed on September 9, 1997. On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court and filed the Plan of Reorganization and the Disclosure Statement. None of CHI's subsidiaries commenced a case under the Bankruptcy Code. Pursuant to an order of the Bankruptcy Court signed on September 15, 1997, a hearing before the Bankruptcy Court to consider confirmation of the Plan of Reorganization was held on October 23, 1997. The Bankruptcy Court entered an order confirming the Plan of Reorganization on October 23, 1997 and the Plan of Reorganization became effective on the November 7, 1997 Effective Date.

      Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of the Senior Discount Notes were converted into, among other things, $15 million in cash ($10 million of which was paid on the Effective Date with the balance due by March 31, 1998) and all of the issued and outstanding shares of CHI's new common stock, consisting of shares of Class A Common Stock and shares of Class B Common Stock (the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as defined below). CHI's existing preferred stock was exchanged for warrants to purchase up to 12.5% of the New Common Stock (the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. As a result of the restructuring, as of the Effective Date, CHI has no significant corporate debt obligations, although a new working capital facility is anticipated to be entered into soon thereafter.

     As of the Effective Date, CHI adopted the Amended By-laws and a Restated Certificate of Incorporation. Pursuant to CHI's Restated Certificate of Incorporation, as of the Effective Date, CHI's name was changed from Consolidated Hydro, Inc. to CHI Energy, Inc. Pursuant to the Plan of Reorganization, CHI's fiscal year-end was changed from June 30 to December 31.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Consolidated Hydro, Inc., now known as CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries the "Company") is principally engaged in the development, operation and management of hydroelectric power plants. The Company's operating hydroelectric projects are located in 15 states and one Canadian province. In November 1995, the Company established a subsidiary, CHI Power, Inc., for the purpose of developing, acquiring, operating and managing industrial energy facilities and related industrial assets.

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

     The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. On September 30, 1997, the Company had a 100% ownership or long-term lease interest in 51 projects (138 megawatts), a partial ownership interest in 11 projects (82 megawatts), and operations and maintenance ("O&M") contracts with 24 projects (116 megawatts).

     CHI sells substantially all of the electric energy and capacity from its U.S. projects to public utility companies pursuant to take and pay power purchase agreements. These contracts vary in their terms, but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

     The Company continues to seek opportunities to provide energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, would permit the Company to move away from relying exclusively on hydropower ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described below in which the Company currently believes that acquisition and development opportunities are increasingly limited, particularly with regard to hydroelectric facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. See "-- Liquidity and Capital Resources."


Power Generation Revenue

     The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms ranging from approximately 90 days to 30 years. Fluctuations in revenues and related cash flows are generally attributable to increasing megawatts in operation, coupled with variations in water flow and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

Operating Expenses

     Operating expenses consist primarily of project-related costs such as labor, repairs and maintenance, supplies, insurance and real estate taxes. Operating expenses include direct expenses related to the production of power generation revenue as well as direct costs associated with O&M contracts which are rebillable to applicable third party owners directly or not rebillable if they are covered through an established management fee.

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

     This information should be read in conjunction with the June 30, 1997 Audited Consolidated Financial Statements and Notes thereto.



Power Producing Facilities

                                     AS OF                         AS OF                        AS OF
                                SEPTEMBER 30, 1997             JUNE 30, 1997              SEPTEMBER 30, 1996
                                ------------------             -------------              ------------------
                                MWS      #PROJECTS            MWS     #PROJECTS            MWS     #PROJECTS
                                ---      ---------            ---     ---------            ---     ---------
Northeast:
100% Ownership (1)              90.88        29               90.88(4)    29(4)           102.20       44
Partial Ownership (2)           52.37         8               52.37        8               52.37        8
O&M Contracts (3)               92.16        19               92.16(4)    19(4)            80.84        4
                             ---------     ----            ---------    ----            ---------    ----
Total                          235.41        56              235.41       56              235.41       56
                               ======       ===              ======      ===              ======      ===
Southeast:
100% Ownership (1)              27.42        13               27.42       13               27.42       13
Partial Ownership (2)            --          --                  --       --                --         --
O&M Contracts (3)                --          --                  --       --                --         --
                             ---------     ----            ---------    ----            ---------    ----
Total                           27.42        13               27.42       13               27.42       13
                               ======       ===              ======      ===              ======      ===
West:
100% Ownership (1)               5.38(6)      3(6)             5.48        4                1.35        1
Partial Ownership (2)            4.20         1                4.20        1                8.33        4
O&M Contracts (3)               19.08         4               19.08        4               19.08        4
                             ---------     ----            ---------    ----            ---------    ----
Total                           28.66         8               28.76        9               28.76        9
                               ======       ===              ======      ===              ======      ===
Northwest:
100% Ownership (1)              14.71(5)      6(5)            21.72        9               21.72        9
Partial Ownership (2)           24.96         2               24.96        2               24.96        2
O&M Contracts (3)                4.34         1                4.34        1                6.09        2
                             ---------     ----            ---------    ----            ---------     ----
Total                           44.01         9               51.02       12               52.77       13
                               ======       ===              ======      ===              ======      ===
Total:
100% Ownership (1)           138.39(5)       51(5) (6)      145.50(4)     55(4)           152.69       67
                                (6)
Partial Ownership (2)           81.53        11               81.53       11               85.66       14
O&M Contracts (3)              115.58        24             115.58(4)     24(4)           106.01       10
                             -----------  ----             -----------  ----            -----------  ----
Total                          335.50        86              342.61       90              344.36       91
                               ======       ===              ======      ===              ======      ===


------------

(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the sale of 15 projects (11.32 megawatts) on December 23, 1996 and the addition of those same projects as O&M contracts.
(5) Reflects the decommissioning of 3 projects (7.01 megawatts) on September 9, 1997. (6) Reflects the sale of one project (0.10 megawatts) on July 17, 1997.

Selected Operating Information:

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                               1997             1996
                                                            ------------     -----------
            Power generation revenues (thousands) (1)     $    6,422         $ 8,855

            Kilowatt hours produced (thousands)(1)            95,852         125,197

            Average rate per kilowatt hour (1)                   6.7(cent)       7.1(cent)(2)


---------
(1) Limited to projects included in consolidated revenues.
(2) Excluding the fiscal 1997 results of the CHI Maine projects, the average rate per kilowatt hour was 6.9(cent)for the three months ended
    September 30, 1996.

Precipitation, Water Flow and Seasonality

     The amount of hydroelectric energy generated at any particular facility depends upon the quantity of water flow at the site of the facility. Dry periods tend to reduce water flow at particular sites below historical averages, especially if the facility has low storage capacity. Excessive water flow may result from prolonged periods of higher than normal precipitation, or sudden melting of snow packs, possibly causing flooding of facilities and/or a reduction of generation until water flow return to normal.

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

Water Flow by Region (1)

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                     1997                  1996
                                                ----------------     -----------------
               Northeast                         Below Average        Above Average
               Southeast                         Below Average        Below Average
               West                              Below Average        Below Average
               Northwest                            Average           Above Average


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

Power Generation Revenues (1)

                                                FISCAL 1998           FISCAL 1997
                                             -----------------    ---------------------
                                                $        %            $          %
                                                -        -            -          -
             First Fiscal Quarter           $    6,422   100.0    $   8,855       17.5
             Second Fiscal Quarter                                   13,271       26.2
             Third Fiscal Quarter                                    15,078       29.8
             Fourth Fiscal Quarter                                   13,461       26.5
                                                                    ----------  -------
             Total                                                $  50,665(2)   100.0
                                                                    ==========  =======

-----------------
(1)  Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $604 representing claims for lost generation recoverable from an insurance company for the fiscal year ended June 30, 1997.

Kilowatt Hours Produced (1)

                                               FISCAL 1998              FISCAL 1997
                                            -----------------       ---------------------
                                               KWH        %            KWH        %
                                               ---        -            ---        -
             First Fiscal Quarter             95,852      100.0        125,197     18.9
             Second Fiscal Quarter                                     166,323     25.0
             Third Fiscal Quarter                                      193,576     29.2
             Fourth Fiscal Quarter                                     178,824     26.9
                                                                    -----------   ------
             Total                                                    663,920(2)   100.0
                                                                    ===========   ======

-------------
(1)  Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 9,412 kWh of the business interruption revenue recoverable as a result of insurance claims for the fiscal year ended June 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Operating Revenues

     Power Generation Revenue. Power generation revenue decreased by $2.4 million (27.3%), from $8.8 million to $6.4 million for the three months ended September 30, 1996 and 1997, respectively. Excluding the fiscal 1996 results of CHI Maine, sold on December 23, 1996, power generation revenue decreased by $1.7 million (21.0%), from $8.1 million to $6.4 million for the three months ended September 30, 1996 and 1997, respectively.

     The Northeast region experienced decreased revenues of $1.1 million, due to below average water flow and precipitation for the three months ended September 30, 1997 as compared to above average water flow and precipitation for the three months ended September 30, 1996.

     The Southeast region experienced decreased revenues of $0.3 million, due to decreased water flow and precipitation for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

     The West and Northwest regions combined experienced decreased revenues of $0.3 million, primarily as a result of average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions, for the three months ended September 30, 1997 as compared to above average water flow and precipitation for the three months ended September 30, 1996.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.4(cent) (5.6%), from 7.1(cent) to 6.7(cent) for the three months ended September 30, 1996 and 1997, respectively. Excluding in the fiscal 1997 results of CHI Maine revenue per kilowatt hour decreased by 0.2(cent) (2.9%) from 6.9(cent) to 6.7(cent) for the three months ended September 30, 1996 and 1997, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

     Management Fees and Operation & Maintenance Revenues. Management fees and O&M contract revenue increased by $0.4 million (26.7%), from $1.5 million to $1.9 million for the three months ended September 30, 1996 and 1997, respectively. Excluding the addition of the CHI Maine O&M contract, management fees and O&M contract revenue increased by $0.1 million (6.7%), from $1.5 million to $1.6 million for the three months ended September 30, 1996 and 1997, respectively.

Costs and Expenses

     Operating Expenses. Operating expenses decreased $0.3 million (6.1%), from $4.9 million to $4.6 million for the three months ended September 30, 1996 and 1997, respectively. Excluding the fiscal 1997 results of the CHI Maine projects and the fiscal 1998 addition of the CHI Maine O&M contract, operating expenses decreased by $0.1 million (2.2%) from $4.5 million to $4.4 million for the three months ended September 30, 1996 and 1997, respectively.

     General and Administrative Expenses. General and Administrative expenses remained relatively constant increasing by $0.1 million (7.7%), from $1.3 million to $1.4 million for the three months ended September 30, 1996 and 1997, respectively.

     Reorganization Costs. Reorganization costs amounted to $3.2 million for the three months ended September 30, 1997. These costs were as a result of $0.7 million paid for corporate reorganization costs, coupled with a $2.5 million non-cash write-off of loan acquisition costs related to CHI's 12% Senior Discount Notes due 2003 (the "Senior Discount Notes") which had previously been capitalized.

Interest Expense

     Interest expense decreased by $0.6 million (8.1%), from $7.4 million to $6.8 million for the three months ended September 30, 1996 and 1997, respectively. The decrease was primarily due to the cessation of accruing interest on the Senior Discount Notes as of September 15, 1997, the date the Company commenced its case under chapter 11 of the Bankruptcy Code (see Note 1 to the Consolidated Financial Statements).


LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the September 30, 1997 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                                     THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                     ----------------------     ----------------------
                                                                 (AMOUNTS IN THOUSANDS)
       Cash provided by/(used in):
           Operating activities.......                   $    (1,016)    $      1,675
           Investing activities.......                           309           (2,817)
           Financing activities.......                        (4,004)          (2,700)
                                                        ------------     ------------
       Net decrease in cash...........                  $     (4,711)    $     (3,842)
                                                        ============     ============

     For the three months ended September 30, 1997, the cash flow used in operating activities was principally the result of the $10.7 million net loss for such period, coupled with a $0.3 million dollar increase in prepaid expenses, a $0.6 million decrease in accounts payable and accrued expenses, offset by $4.6 million from a charge for non-cash interest, $3.2 million from a charge for reorganization costs, $2.2 million of depreciation and amortization and $0.8 million in distributed earnings of affiliates. The cash flow provided by investing activities was primarily attributable to $2.0 in proceeds from disposition of assets, offset by a $1.0 million increase in other long term assets and $0.7 million of investments in upgrading existing conventional projects during the first quarter of fiscal 1998. The cash flow used in financing activities was due primarily to repayment of $3.3 million of project debt and a $0.7 million charge for cost of reorganization.

     Cash provided by operating activities decreased by $2.7 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease resulted from a $0.8 million decrease in income before non-cash charges, coupled with a $1.9 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

     For the three months ended September 30, 1996, the cash flow provided by operating activities was principally the result of the $6.5 million net loss for such period, coupled with a $1.8 million decrease in accounts payable and accrued expenses and a $0.5 million increase in prepaid expenses, offset by $5.0 million from a charge for non-cash interest, a $3.2 million decrease in accounts receivable and $2.2 million of depreciation and amortization. The cash flow used in investing activities was primarily attributable to a $1.1 million investment in upgrading existing conventional projects during the first quarter of fiscal 1997 and a $1.2 million increase in other long term assets. The cash flow used in financing activities was due primarily to repayment of $2.4 million of project debt.

     Cash provided by operating activities increased by $2.6 million for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase resulted from a $2.8 million increase in income before non-cash charges, offset by a $0.2 million decrease in other operating items (receivables, prepaid expenses, accounts payable and accrued expenses).

Summary of Indebtedness

                                                                     PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                             SEPTEMBER 30, 1997             JUNE 30, 1997
                                                            ---------------------       ---------------------
                                                                         (AMOUNTS IN THOUSANDS)
         Company debt, excluding non-recourse debt
           of subsidiaries                                   $      --  (1)                 $ 169,813
         Non-recourse debt of subsidiaries                          97,102                    100,268
         Current portion of long-term debt                          (5,771)                    (7,466)
                                                              ------------               ------------

         Total long-term debt obligations                        $  91,331                  $ 262,615
                                                              ============               ============

-------------
(1) Approximately $180 million was included as part of Liabilities subject to compromise on the Consolidated Balance Sheet.

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

     On December 3, 1996, the Company amended the DnB Facility (the "Amendment"), which Amendment, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $5.9 million at June 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $1.9million in accordance with the terms of the Amendment. Under the Plan of Reorganization, the DnB Facility is still in effect per the terms of the Amendment. The Company is currently negotiating a new working capital facility to replace the DnB Facility, although no assurance can be given that the Company will be able to secure such new working capital facility. However, the Company does not expect that it will require a revolving credit facility for additional working capital during fiscal 1998.

     On August 8, 1997, pursuant to a disclosure statement dated August 8, 1997, CHI commenced the solicitation of votes from holders of the Senior Discount Notes and existing preferred stock for the acceptance or rejection of the plan of reorganization (the "Plan of Reorganization"). This solicitation was conducted prior to the filing by CHI of a case under chapter 11 of the Bankruptcy Code so as to significantly shorten the pendency of the case and to simplify its administration. The solicitation was successfully completed on September 9, 1997, and CHI commenced the chapter 11 case on September 15, 1997 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). A hearing before the Bankruptcy Court to consider confirmation of the Plan of Reorganization was held on October 23, 1997 at which the Bankruptcy Court confirmed the Plan of Reorganization. The Plan of Reorganization became effective on November 7, 1997 (the "Effective Date"). None of CHI's subsidiaries has commenced a case under the Bankruptcy Code.

     Pursuant to the Plan of Reorganization, on the Effective Date, CHI's Senior Discount Notes were converted into, among other things, $15 million in cash ($10 million of which was paid on the Effective Date with the balance due by March 31, 1998) and 100% of the outstanding shares of CHI's new common stock (the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described below); the holders of CHI's existing preferred stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock (the "New Warrants"), subject to dilution from the Management Options; CHI's old common stock was canceled; and CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. In addition, certain members of CHI's senior management team entered into new employment agreements in connection with the restructuring.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     CHI was a debtor-in-possession in a chapter 11 Reorganization Case (No. 97-1924) in the Bankruptcy Court and has been involved in routine proceedings attendant thereto. At a hearing held on October 23, 1997, the Bankruptcy Court confirmed the Plan of Reorganization. The Plan of Reorganization became effective on November 7, 1997.

     In addition, CHI is involved in various legal proceedings which are routine and incidental to the conduct of its business. CHI's management currently believes that none of the pending claims against the Company will have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

     As of the Effective Date, a restated Certificate of Incorporation was filed with the Delaware Secretary of State which provides that the total number of all classes of stock which CHI shall have the authority to issue is 30 million shares, of which 20 million shares are of new common stock, having a par value of $0.01 per share, and 10 million shares are of new preferred stock having a par value of $.01 per share. All of CHI's shares of common stock and preferred stock, which were outstanding prior to the Effective Date, were canceled on the Effective Date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 8, 1997, CHI commenced a solicitation of votes with respect to the Plan of Reorganization. On September 9, 1997, CHI completed such solicitation. See Note 6 to the Consolidated Financial Statements for a description of the terms of the Plan of Reorganization. The holders of CHI's Senior Discount Notes and preferred stock voted to accept the Plan by the requisite majorities required by the Bankruptcy Code.

     At the conclusion of the solicitation period, the Plan of Reorganization had been accepted by holders of 100% of the Senior Discount Notes and by holders of greater than 97% of CHI's existing series F preferred stock, greater than 97% of CHI's existing series G preferred stock and greater than 98% of CHI's existing series H preferred stock, that were entitled to vote on the Plan of Reorganization.

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1  Financial Data Schedule

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on November 7, 1997, reporting an order confirming the Plan of Reorganization (the "Plan") under chapter 11 of the Bankruptcy Code proposed by the Company as well as the Effective Date of the Plan as November 7, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:      November 14, 1997         CONSOLIDATED HYDRO, INC.

                                     By: /s/ Neil A. Manna
                                         --------------------------------------
                                     Neil A. Manna
                                     Vice President - Finance,
                                     Controller and Treasurer


                                     signing on behalf of the registrant
                                     and as Principal Accounting Officer

                                 EXHIBIT INDEX




Exhibit No.         Description
-----------         -----------

   27.1             Financial Data Schedule