Form 10-K
period 1997-12-31
CHI ENERGY INC
filed 1998-03-31
CIK 787618

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One) [ ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                       OR


           [X]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1997 to December 31, 1997

                        Commission File Number: 033-69762

                                CHI ENERGY, INC.
                     ----------------------------------
        (Exact name of registrant as specified in its charter)

                               DELAWARE            06-1138478
              --------------------------    --------------------------
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

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                          ----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is not available since there is no public market for the stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X     No
                         ----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class A                              Outstanding as of March 16, 1998
    -----------------------------              --------------------------------
    Common stock, $.01 par value                           9,085,290


          Class B                              Outstanding as of March 16, 1998
    ------------------------------            ----------------------------------
    Common stock, $.01 par value                      914,710


                                  Page 1 of 91
                         Exhibit Index begins on page 80

                                CHI ENERGY, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                          Page

Item 1.       Business........................................................3

Item 2.       Properties.....................................................17

Item 3.       Legal Proceedings..............................................17

Item 4.       Submission of Matters to a Vote of Security Holders............17

                              PART II
                              -------

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters..........................................18

Item 6.       Selected Financial Data........................................20

Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................23

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk......36

Item 8.       Financial Statements...........................................37

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.........................................70

                                    PART III
                                    --------

Item 10.      Directors and Executive Officers of the Registrant.............70

Item 11.      Executive Compensation.........................................74

Item 12.      Security Ownership of Certain Beneficial Owners and Management.78

Item 13.      Certain Relationships and Related Transactions.................79

                                     PART IV
                                     -------

Item 14.      Exhibits, Financial Statements Schedules and Reports on
                Form 8-K....................................................80

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

      CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company believes its future growth will come primarily from its industrial infrastructure business. Industrial infrastructure assets include power plants, steam boilers, air compressors, water and wastewater treatment facilities, and other utility-type facilities that support the manufacture of products in capital intensive process industries such as pulp and paper, chemicals, textiles, food and beverage, etc.

      Based on operating megawatts, the Company is the largest independent, non-utility affiliated hydroelectric power producer in the United States. As of December 31, 1997, the Company owned, operated or leased 86 projects in the United States and Canada, with aggregate capacity of approximately 336 megawatts. In addition, the Company and a joint venture partner are constructing a 15-megawatt hydroelectric project in Newfoundland, Canada that is expected to commence commercial operation in the fall of 1998.

      The Company believes that it is well positioned to take advantage of new business opportunities occasioned by electric industry restructuring in the U.S. and by other trends within its target customer group, which includes industrial companies. The Company will seek to capitalize on these new opportunities in energy-related products and services by taking advantage of its existing technical and financial expertise and using its geographic presence in most U.S. regions and Eastern Canada to realize economies of scale in development, acquisition, administration, operation and maintenance of facilities.

      On November 7, 1997, the Company completed a financial restructuring that eliminated corporate level debt. In connection with its restructuring, the Company's fiscal year-end was changed from June 30 to December 31. As a result of the change in the Company's fiscal year-end, this report constitutes a transition report for the six month period ended December 31, 1997.

      CHI is a Delaware corporation. The Company's executive and administrative offices are located at 680 Washington Boulevard, Stamford, Connecticut 06901 and its telephone number is (203) 425-8850.

INDUSTRIAL INFRASTRUCTURE BUSINESS

      A principal business focus of the Company is to develop, acquire, operate and manage industrial energy facilities and related industrial infrastructure assets in such sectors as pulp and paper, petroleum refining, chemicals, textiles, and other energy-intensive industries (the Company's "industrial infrastructure business"). Industrial infrastructure assets include assets such as those used to produce electricity, steam, or chilled water, or facilities used for chemical recovery, storage, and water and wastewater treatment. These assets are typically assets that are necessary but ancillary to the customer's primary manufacturing activities. By outsourcing its infrastructure assets to the Company, the customer may derive a financial benefit and may also benefit from the opportunity to focus its resources on its primary business, while CHI may benefit from the long-term revenue stream resulting from such an arrangement.

      CHI's industrial infrastructure business is strongly related to energy production but is not traditional cogeneration or independent power plant development. In the traditional cogeneration model, a developer finances and builds a power plant at an industrial facility, typically producing electricity that is sold at wholesale to the local electric utility and steam that is sold at retail to the industrial company. In contrast, CHI's industrial infrastructure business can involve a wide range of capital-intensive infrastructure assets, such as steam generators, air compressors, storage facilities, water management systems, and chemical recovery boilers. The transaction may or may not include electricity generation. The customer may seek to receive cash for, or monetize, such assets if already existing, or to construct such assets, either new or as an upgrade or expansion of existing facilities. CHI will acquire or develop the assets, operate and manage them, and sell back the resulting products (steam, chilled water, compressed air, electricity, etc.) to the customers under a long-term contract, generally at retail, although individual project circumstances may include the sale of electricity to utilities or power marketers.

      The Company terms its approach to industrial customers as "asset partnering," due to the need and desirability of working closely with customers to arrive at a mutually beneficial technical and financial outcome. CHI's approach includes providing the required products and services on the basis of a requirements contract, by which the customer pays only for products actually purchased and used. This approach differs from more typical arrangements in which industrial customers sign so-called "take-or-pay" contracts that, in effect, guarantee payments to the provider regardless of actual use. In addition, when properly structured, the use of requirements-based contracts permits off-balance sheet, off-credit accounting treatment of the transaction for the industrial customer.

      The Company believes the potential market for its industrial infrastructure business in North America is very large, represented by approximately $40 billion in annual energy-related expenditures and $50 billion in annual capital expenditures on the part of companies in energy-intensive manufacturing sectors. While the Company believes it possesses the expertise to successfully complete transactions in this market, the Company has not completed any such transactions as of March 29, 1998. However, the Company has identified and is working with certain customers toward completing development agreements for infrastructure facilities.

      The Company has integrated its industrial infrastructure business with its hydroelectric business and has hired individuals with experience in industrial energy project development, finance, management, and operations. The Company believes it possesses expertise in certain areas applicable to both business segments, including project development, operation, management, administration, and financial structuring. In addition, the Company has offices in several U.S. states as well as Canada, affording a geographic base from which to effectively pursue both businesses.


HYDROELECTRIC BUSINESS

      The Company's operating hydroelectric projects are located in 15 states and one Canadian province. The U.S. projects are clustered in four regions: the Northeast, Southeast, Northwest and West, with a concentration in the Northeast, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher on average than in most other regions of the country. Additionally, the Company operates three projects with an aggregate capacity of 80 megawatts in Ontario, Canada pursuant to an operations and maintenance ("O&M") contract and is constructing a 15-megawatt hydroelectric project in Newfoundland, Canada. The Company currently derives all of its revenues from the ownership and operation of hydroelectric facilities.

      CHI has developed what it believes to be an efficient "hub" system of project management designed to maximize the efficiency of each facility's operations. The economies of scale created by this system include reduced costs related to centralized administration, operations, maintenance, engineering, insurance, finance and environmental and regulatory compliance. The Company's hub system and operating expertise have enabled it to successfully integrate acquisitions into its current portfolio and increase the efficiency and productivity of its projects. The Company has found that the most efficient way to operate its projects is to have several projects in a geographic area with operators who can go to any of the projects as needed. Each of the Company's regions is broken up into several smaller areas for purposes of assigning project operators. To address more technical matters the Company bases maintenance personnel and other technicians at its hubs, with more sophisticated equipment and a more widely varied inventory of spare parts and supplies than are kept at an individual project, all available for dispatch to each project.

      As of December 31, 1997, the Company had a 100% ownership or long-term lease interest in 51 projects (138 megawatts) , a partial ownership interest in 11 projects (82 megawatts) and O&M contracts with 24 projects (116 megawatts). The Company sells substantially all of the output from these projects, excluding the Canadian projects, to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms, but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception. See "-- Power Purchase Agreements". During the fiscal year ended June 30, 1996, the Company significantly reduced the carrying value of certain of its assets. In addition, as of November 7, 1997 and after the implementation of fresh start reporting, the Company further reduced the current carrying value of certain of its hydroelectric assets. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

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

      Hydroelectric power is a reliable, cost-effective and non-polluting source of energy that generally offers the following advantages: (i) it is a proven technology that has existed essentially unchanged for many years; (ii) it uses water as a renewable, non-depleting and non-polluting source of energy; (iii) it has relatively low operating and labor costs, with no fuel costs; (iv) hydroelectric power facilities typically have economic lives of 50 years or more; and (v) hydroelectric power facilities can produce other beneficial impacts such as recreational enhancements, flood control and water supply management. The disadvantages of hydroelectric power include seasonality, dependence on satisfactory levels of precipitation and water flow, a factor which creates difficulty in predicting generating levels for discrete periods, and, in some cases, environmental impact on both aquatic life and certain recreational uses near facilities.

      Starting in 1985 with an operating portfolio of 6 small projects totaling 5 megawatts of capacity, CHI grew rapidly in terms of numbers of projects and megawatts owned and operated, as well as in terms of gross revenues. At that time, the Company anticipated that the electric utility industry would remain heavily regulated and noncompetitive, that purchased power rates for output from QF projects such as the Company's would not decline, and that hydroelectric power, as a renewable resource, would generally be viewed favorably by regulators. Beginning in the early 1990s, however, the electric power industry in the United States began to undergo significant structural changes, evolving from a highly regulated industry dominated by monopoly utilities to what is becoming a deregulated, competitive industry providing energy customers with an increasing degree of choice among sources of electric power supply. Reductions in prices for electricity, increased efficiency of combustion turbines and other competing technologies and the deregulation and restructuring of the electric power industry created a climate of uncertainty with respect to future power prices and made it more difficult to obtain long-term power purchase contracts, thereby severely limiting the Company's near-term opportunities to acquire or develop additional hydroelectric capacity at acceptable rates of return. At the same time, competition for the acquisition of available hydroelectric assets has intensified, with the Company's competitors including a broad range of other independent power producers and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives.

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

CONVENTIONAL HYDROELECTRIC PROJECTS

      The following tables set forth the Company's projects as of December 31, 1997 with 100% ownership, with partial ownership and with O&M contracts:

              PROJECTS WITH 100% OWNERSHIP AS OF DECEMBER 31, 1997
                           (INCLUDING SALE-LEASEBACKS)

                                                                          POWER
                                                                         PURCHASE           FERC                        DATE OF CHI
                                                                         AGREEMENT          LICENSE     APPROXIMATE   ACQUISITION OR
                                                                         EXPIRATION        EXPIRATION   CAPACITY IN  COMMENCEMENT OF
PROJECT             LOCATION             POWER PURCHASING ENTITY           DATE             DATE        MEGAWATTS     OPERATIONS(1)
-------             --------             -----------------------      -----------------   -------------- ------------ --------------

Apalache..........  Greer, SC            Duke Power Co.               Dec. 1998(2)        Jul. 2024         0.40        May 1989
Aziscohos (3).....  Wilson Mill, ME      Central Maine Power Co.      Jul. 2008           Mar. 2025         5.31        Jun. 1988
Barber Dam........  Boise, ID            Idaho Power Co.              Jul. 2022           Nov. 2023         4.14        Dec. 1992
Bear Creek........  Shingletown, CA      Pacific Gas & Electric       Dec. 2015           Exempt            3.20        Feb. 1990
Beaver Valley.....  Beaver Falls, PA     Duquesne Power               Open Ended(4)       Exempt            1.30        Feb. 1995
Black Canyon......  Gooding, ID          Idaho Power Co.              May 2019            Exempt            0.10        May 1993
Boott(3)..........  Lowell, MA           Commonwealth Elec.           Apr. 2023           Apr. 2023         24.82       Dec. 1986

Coneross..........  Seneca, SC           City of Seneca               Mar. 2000(5)        Mar. 2015         0.90        May 1989
Crescent..........  Russell, MA          Groton Electric Light Dept.  Oct. 2009(6)        May 2024          1.50        Feb. 1995
Dewey's Mill......  Hartland, VT         Vermont Electric Power       Jul. 2015           Dec. 2032         1.90        Aug. 1993
                                            Producers, Inc.
Dexter............  Dexter, NY           Niag. Mohawk Power Corp.     Dec. 2023           Exempt            4.30        Feb. 1995
Diamond Island....  Watertown, NY        Niag. Mohawk Power Corp.     Dec. 2023           Exempt            1.20        Feb. 1995
Dietrich Drop.....  Dietrich, ID         Idaho Power Co.              Jul. 2022           Apr. 2037         4.77        Dec. 1992
Eagle & Phenix(7).  Columbus, GA         Fieldcrest Cannon            Jun. 2006           Feb. 2009         4.26        Jun. 1991

Fowler #7.........  Fowler, NY           Niag. Mohawk Power Corp.     Dec. 1998(8)        Oct. 2002         0.90        Feb. 1995
Fries.............  Fries, VA            Virginia Elec. Power Co. &   Jan. 1999           May 2020          5.21        May. 1989
                                            Apalachian Power Co.
Geo-Bon II........  Lincoln County, ID   Idaho Power Co.              Mar. 2020           Exempt            1.00        Jun. 1994
Glendale..........  Stockbridge, MA      Groton Electric Light Dept.  Oct. 2009(6)        Oct. 2009         0.70        Feb. 1995
Goodyear Lake.....  Milford, NY          NY State Elec. & Gas Corp.   Aug. 2010           Feb. 2019         1.30        Feb. 1995
Great Falls Lower.  Somersworth, NH      Public Serv. Co. of NH       Dec. 2011           Apr. 2022         1.29        Jul. 1985
Hailesboro #3.....  Fowler, NY           Niag. Mohawk Power Corp.     Dec. 2023           Exempt            0.90        Feb. 1995
Hailesboro #4.....  Fowler, NY           Niag. Mohawk Power Corp.     Dec. 2023           Dec. 2002         1.80        Feb. 1995
Hailesboro #6.....  Fowler, NY           Niag. Mohawk Power Corp.     Dec. 2023           Exempt            0.90        Feb. 1995
High Falls........  Franklin County, NY  NY State Elec. & Gas Corp.   Dec. 2002           Jan. 2026         1.75        Oct. 1993
High Shoals.......  High Shoals, NC      Duke Power                   Apr. 2012           Exempt            1.56        Jul. 1993
Kelley's Falls....  Manchester, NH       Public Serv. Co. of NH       Dec. 2005           Mar. 2024         0.45        Dec. 1985
Kings River.......  Fresno, CA           Pacific Gas & Electric       Jan. 2021           Jul. 2037         1.35        Jun. 1994
Kinneytown........  Seymour, CT          CT Light & Power             Nov. 2016           Exempt            2.36        Nov. 1986
LaChute Lower(3)..  Ticonderoga, NY      Niag. Mohawk Power Corp.     Dec. 2015           Exempt            3.60        Dec. 1987
LaChute Upper(3)..  Ticonderoga, NY      Niag. Mohawk Power Corp.     Dec. 2015           Exempt            4.90        Dec. 1987
Lawrence..........  Lawrence, MA         New England Power Co.        Dec. 2011(9)        Nov. 2028         16.80       Jul. 1986
Long Shoals.......  Long Shoals, NC      Duke Power                   Nov. 1999           Exempt            0.75        Jul. 1993
Low Line Rapids...  Kimberly, ID         Idaho Power Co.              Jun. 2022           Exempt            2.80        Dec. 1992
Milstead..........  Milstead, GA         Municipal Elec. Auth. of GA  Apr. 2000           Exempt            1.00        Jul. 1993
Ottauquechee......  N. Hartland, VT      Vermont Electric Power       Sept. 2017          Exempt            1.89        Jun. 1994
                                            Producers, Inc.
Pelzer Lower......  Williamston, SC      Duke Power Co.               Sept. 1998(10)      Nov. 2017         3.30        Feb. 1990
Pelzer Upper......  Pelzer, SC           Duke Power Co.               Sept. 1998(10)      Nov. 2017         2.00        Feb. 1990
Piedmont..........  Piedmont, SC         Duke Power Co.               Dec. 1998(2)        Dec. 2018         1.00        May 1989

Rollinsford.......  Rollinsford, NH      Public Serv. Co. of NH       Sept. 2013          Aug. 2021         1.49        Oct. 1986
Rock Creek II.....  Twin Falls, ID       Idaho Power Co.              Jul. 2019           Aug. 2036         1.90        Dec. 1992
Salmon Falls......  South Berwick, ME    Public Serv. Co. of NH       Dec. 2006           Dec. 2037         1.20        Jul. 1986
Scotts Flat.......  Nevada City, CA      Pacific Gas & Electric       Dec. 2004           Exempt            0.83        Feb. 1990

                                       6


                                                                POWER
                                                               PURCHASE                                             DATE OF CHI
                                                               AGREEMENT        FERC LICENSE      APPROXIMATE     ACQUISITION OR
                                                               EXPIRATION       EXPIRATION        CAPACITY IN     COMMENCEMENT OF
PROJECT            LOCATION           POWER PURCHASING ENTITY  DATE                DATE             MEGAWATTS       OPERATIONS(1)
-------            --------           -----------------------  ----------       -------------     -----------     ----------------
Theresa..........  Theresa, NY        Niag. Mohawk Power Corp.   Dec. 2023      Exempt               1.30         Feb. 1995
Victory Mills....  Saratoga, NY       Niag. Mohawk Power Corp.   Dec. 2025      Apr. 2024            1.66         Dec. 1986
Walden...........  Walden, NY         NY State Elec. & Gas Corp. Nov. 1998      May 2022             2.82         Apr. 1986
Ware Shoals......  Ware Shoals, SC    Duke Power Co.             Dec. 1998(2)   Sept. 2001           6.20         May 1989
West Hopkinton...  West Hopkinton, NH Public Serv. Co. of NH     Nov. 2012      Exempt               1.00         Jul. 1985
Willimantic I....  Willimantic, CT    CT Light & Power           Dec. 2018      Nov. 2025            0.77         Dec. 1991
Willimantic II...  Willimantic, CT    CT Light & Power           Dec. 2018      Sept. 2025           0.77         Dec. 1991
Woodside I.......  Norris, SC         Duke Power Co.             Dec. 1998(2)   Non-Jurisdictional   0.40         May 1989
Woodside II......  Cateechee, SC      Duke Power Co.             Dec. 1998(2)   Non-Jurisdictional   0.44         May 1989

                                                                 --------------------------------
                                                                      Megawatt Subtotal:           138.39
                                                                                                   =======

Number of Projects: 51
-------------------------
(1) Whichever is later.
(2) The original power purchase agreements for these projects expired in December 1997 and were renewed for 1 year at negotiated rates.
(3) These projects are subject to sale-leaseback arrangements pursuant to which the Company is the lessee.
(4) Agreement remains in effect as long as Duquesne Power's tariff with PA Public Utility Commission remains valid and effective.
(5) Starting in March 1998, the municipality has the option to terminate the power purchase agreement with 24 months notice.
(6) May be extended by mutual agreement.
(7) Revenue is derived pursuant to a lease arrangement.
(8) The term of the power purchase agreement for this project may be extended for an additional 20 years at the option of the utility.
(9) The term of the power purchase agreement may be extended through 2028 at the option of the utility.
(10)The terms of the power purchase agreements relating to these projects may be extended for an additional five years at the option of the Company.

           PROJECTS WITH PARTIAL OWNERSHIP AS OF DECEMBER 31, 1997(1)


                                                              POWER PURCHASE                APPROXIMATE    DATE OF CHI
                                                                AGREEMENT     FERC LICENSE    PROJECT      ACQUISITION OR
                                                               EXPIRATION     EXPIRATION     CAPACITY IN   COMMENCEMENT
PROJECT          LOCATION            POWER PURCHASING ENTITY     DATE           DATE        MEGAWATTS      OF OPERATIONS(2)
-------          --------            -----------------------   ----------     ------------  -------------  ----------------

Copenhagen.....  Copenhagen, NY      Niag. Mohawk Power Corp.   Dec. 2023      Exempt         3.30          Feb. 1995
Denley Dam.....  Lyonsdale, NY       Niag. Mohawk Power Corp.   Dec. 2026      Exempt         1.50          Feb. 1995
Hillsborough...  Hillsborough, NH    Public Serv. Co. of NH     Jul. 2004      Exempt         1.20          Nov. 1989
Lacomb.........  Lacomb, OR          PacifiCorp                 Dec. 2022      Exempt         0.96          Feb. 1990
Lower Saranac..  Saranac, NY         NY State Elec. & Gas       Oct. 2029      May 2027       9.30          Jun. 1992
Port Leyden....  Lyonsdale, NY       Niag. Mohawk Power Corp.   Dec. 2026      Exempt         2.00          Feb. 1995
Pyrites........  Canton, NY          Niag. Mohawk Power Corp.   Dec. 2023      Aug. 2023      8.20          Feb. 1995
Rock Island....  Lyonsdale, NY       Niag. Mohawk Power Corp.   Dec. 2026      Exempt         1.90          Feb. 1995
Sheldon Springs  Sheldon, VT         Vermont Electric  Power    Aug. 2016      Sept. 2024    24.97          Sept. 1993
                                         Producers, Inc.
Slate Creek....  Lakehead, CA        PacifiCorp                 Dec. 2018(3)   Exempt         4.20          May 1990
Twin Falls.....  North Bend, WA      Puget Sound Power & Light  Dec. 2025      Apr. 2035     24.00          Apr. 1989
                                          Co.
                                                                ---------------------------
                                                                 Megawatt Subtotal:          81.53
                                                                                             ==========


Number of Projects:  11
-------------------------
(1) Projects with Partial Ownership are defined as those projects in which the Company has an equity (or equivalent) investment of less than 100%.
(2) Whichever is later.
(3) The power purchase agreement for this project may be extended through 2023 at the option of the utility.

  PROJECTS WITH OPERATION AND MAINTENANCE CONTRACTS AS OF DECEMBER 31, 1997(1)

                                      APPROXIMATE PROJECT
                                     CAPACITY IN MEGAWATTS  DATE OF O&M CONTRACT
                                     ---------------------  --------------------

Barker Mill Lower    Auburn, ME                1.50               Jul. 1996
Barker Mill Upper    Auburn, ME                0.95               Jul. 1996
Brown's Mill         Dover-Foxcroft, ME        0.59               Jul. 1996
Champlain Spinners   Whitehall, NY             0.70               Aug. 1996
Combie North         Grass Valley, CA          0.30               Feb. 1990
Combie South         Grass Valley, CA          1.50               Feb. 1990
Damariscotta         Damariscotta, ME          0.46               Jul. 1996
Eustis               Eustis, ME                0.25               Jul. 1996
Gardiner             Gardiner, ME              1.00               Jul. 1996
Great Works          South Berwick, ME         0.53               Jul. 1996
Iroquois Falls       Ontario, Canada           21.49              Apr. 1994
Island Falls         Ontario, Canada           38.40              Apr. 1994
Lower Wilson         Greenville, ME            0.57               Jul. 1996
Mechanic Falls       Mechanic Falls, ME        1.30               Jul. 1996
Milo                 Milo, ME                  0.60               Jul. 1996
New Dam              Sanford/Alfred, ME        0.78               Jul. 1996
Norway               Norway, ME                0.32               Jul. 1996
Old Falls            West Kennebunk, ME        0.47               Jul. 1996
Pittsfield           Pittsfield, ME            1.05               Jul. 1996
Pumpkin Hill         Lowell, ME                0.95               Jul. 1996
Schaads              San Andreas, CA           0.28               Feb. 1990
Terminus             Tulare County, CA         17.00              Apr. 1995
Twin Falls           Ontario, Canada           20.25              Apr. 1994
Weeks Falls          North Bend, WA            4.34               Jun. 1990

Number of Projects:  24   Megawatt Subtotal: 115.58
                                             ========

(1) These are projects where the Company's only current significant interest is through operation and maintenance contracts.

Total  Number of Projects:  86
Total Megawatts Owned, Leased or Operated:   335.50
                                             =========

      Sale of Hydroelectric Facilities. On December 23, 1996, the Company sold 15 of its then 100% owned hydroelectric facilities in Maine, aggregating 11.32 megawatts. In connection with this sale, the Company executed a contract to operate and maintain the facilities for an initial period of up to 15 years. See
Note 5 of the Notes to Consolidated Financial Statements.

      Decommissioning of Conventional Hydroelectric Assets. On September 9, 1997, the Company terminated a Power Purchase Agreement (the "PPA") with PacifiCorp, the purchasing utility, relating to three of its projects located in Oregon, aggregating 7.01 megawatts. The Company received a cash payment to terminate production, surrender the PPA and remove all facilities associated with these projects in accordance with certain terms and conditions. See Note 6 of the Notes to Consolidated Financial Statements.

      Power Purchase Agreements. As of December 31, 1997, substantially all energy and capacity of the Company's existing majority-owned projects in the United States was being sold to 18 public utilities pursuant to take or pay long-term power purchase agreements with remaining terms ranging from approximately 9 months to 28 years. The Company's power purchase agreements generally require the utility to purchase all energy delivered by the relevant facility. These power purchase agreements generally do not provide for termination prior to expiration except in the case of either continuing nonperformance by the Company or certain events of bankruptcy or insolvency of the project subsidiary.

      The Company's power purchase agreements have either fixed or fluctuating rates or a combination thereof. Fluctuating rate and combination rate contracts are generally based on avoided costs or a percentage thereof, and typically incorporate minimum prices which enable the Company to benefit from increases in energy prices but insulate it against significant decreases. The Company's fixed rate contracts often contain: (i) blended rates typically based on projected annual avoided costs averaged over a 15 to 30 year period; or (ii) an escalation factor that reflects estimated increases in projected annual avoided cost over the term of the contract. The escalation factor is often indexed to the Gross Domestic Product ("GDP") deflator. The Company also has contracts that provide for fixed rates or escalating fixed rates for up to 20 years (from inception), followed by adjustable rates based on a fixed percentage of actual annual avoided costs for the remaining term. Certain power purchase contracts provide for different rates based on peak or off-peak generation of energy. As the Company's existing contracts mature or change from fixed rates to rates based on avoided cost, the Company will receive lower prices for its power to the extent that the currently low market price for electricity continues. Prices for electricity remain low as a result of reductions in the cost of power produced from natural gas due to lower natural gas prices and technological improvements which have lowered the capital cost and increased the efficiency of combustion turbines and other competing technologies. Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways to further increase competition in electricity markets by such means as customer choice of generation suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain additional long-term power purchase contracts.

      All of the Company's existing hydroelectric facilities in the United States are QFs under PURPA, which requires utilities to purchase power from QFs, and exempts QFs from most utility regulatory requirements. Pursuant to PURPA, electric utilities are required to purchase power from QFs at prices based on the utilities' current avoided cost. Implementation of the regulations is delegated to state public utility commissions which may, at their discretion, establish long-term rates for a specified period higher than short-term avoided costs or may provide other kinds of incentives to QFs. In recent years, a number of utilities have begun to challenge certain provisions of PURPA as no longer appropriate in the current U.S. energy market. See "-- Energy and Environmental Regulation".

      The following table sets forth the Company's power sales by customer, the majority of which are utilities, for the six months ended December 31, 1997:

                                                                                                COMBINED
                                                                                              REVENUES OF
                                                REVENUES OF                                  PROJECTS 100%
                                                PROJECTS IN            REVENUES OF             OWNED AND
                                                CONSOLIDATED          PROJECTS ONLY            PARTIALLY
                                                 RESULTS OF            PARTIALLY                 OWNED
                                               OPERATIONS(1)     %      OWNED(1)        %                          %
                                               ------------   ----    --------------   ----  --------------     -------


Niagara Mohawk Power Corp..................  $   2,735,046    17.9  $   1,603,216      20.2   $   4,338,262       18.7
Vermont Electric Power Producers, Inc......        271,735     1.8      2,995,890      37.8       3,267,625       14.1
Commonwealth Electric Co...................      3,013,769    19.8        --           --         3,013,769       13.0
Puget Power................................         --        --        2,205,360      27.9       2,205,360        9.5
Central Maine Power Co.....................      2,066,203    13.5        --           --         2,066,203        8.9
New England Power Co.......................      1,803,794    11.8        --           --         1,803,794        7.8
Idaho Power Co.............................      1,780,077    11.7        --           --         1,780,077        7.7
N.Y. State Electric & Gas Corp.............        502,241     3.3        982,854      12.4       1,485,095        6.4
Duke Power Co..............................      1,042,801     6.8        --           --        1,042,801         4.5
Public Service Co. of NH...................        422,954     2.8         69,255       0.9         492,209        2.1
Virginia Power Co..........................        386,165     2.5        --           --           386,165        1.7
PacifiCorp.................................        299,531     2.0         64,592       0.8         364,123        1.6
Groton Electric Light Dept.................        298,671     2.0        --           --           298,671        1.3
All other customers........................        636,169     4.1        --           --           636,169        2.7

    Total                                      $15,259,156   100.0%    $7,921,167    100.0%     $23,180,323      100.0%
                                               ===========   ======    ==========    ======     ===========      =======

(1) Comprised of results of the predecessor Company (prior to CHI's financial restructuring) from July 1, 1997 through November 7, 1997 and the reorganized Company (subsequent to CHI's financial restructuring) from November 8, 1997 through December 31, 1997.

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

      The following table summarizes the actual or expected basis for determining future rates which are anticipated to be in effect under current and anticipated future power purchase agreements for the Company's existing consolidated projects. To develop the information below, the Company first computed the average annual revenue for each project included in consolidated power sales revenues using actual revenues for each of the last three calendar years ended December 31, 1997. This "revenue mix" was then applied to each of the respective project's power purchase agreement terms on the assumption that the Company's consolidated project portfolio and average revenue mix remains unchanged for the ten-year period shown in the table. Power purchase agreements which expire during the ten-year period shown are assumed to result in revenues based upon avoided costs for the period subsequent to contract expiration. The information shown below is not intended to represent actual future results, but is believed to be indicative of the portion of existing revenue that will be subject to avoided cost risk during the period shown. No assurance can be provided as to what the actual avoided cost risk will be for the period shown.


                                    % of CURRENT REVENUES  % of CURRENT REVENUES
                                      SUBJECT TO MINIMUM    SUBJECT TO RATES
                                      FIXED OR SCHEDULED  DETERMINED PURSUANT TO
                   CALENDAR YEAR             RATES(1)       TO AVOIDED COST
                   -------------      ------------------   ---------------------
1998         ...........................       90.9                 9.1
1999         ...........................       86.3                13.7
2000         ...........................       85.5                14.5
2001         ...........................       66.1                33.9
2002         ...........................       66.1                33.9
2003         ...........................       63.5                36.5
2004         ...........................       63.5                36.5
2005         ...........................       62.5                37.5
2006         ...........................       61.0                39.0
2007         ...........................       60.3                39.7

(1) Includes contracts with GDP or other similar adjustment provisions

      In recent years, several public utility companies have approached independent power producers (each an "IPP"), including the Company, to renegotiate specified rates in their power purchase agreements, alleging that these agreements force the utilities to purchase power from IPPs at rates higher than current avoided cost, resulting in higher rates to consumers. Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company which accounted for approximately 13.4%, 18.4%, 20.3% and 17.9% of consolidated power sales revenues in the fiscal years ended June 30, 1995, 1996 and 1997 and the six months ended December 31, 1997, respectively, has in the recent past issued statements and taken action, including legal action, indicating its desire to be relieved of its obligations under contracts with IPPs that NIMO considers uneconomic. In March 1997, NIMO announced that it reached preliminary agreements to restructure power purchase agreements with 19 IPPs representing 44 IPP contracts. In July 1997, NIMO announced that it had signed a master restructuring agreement (subject to certain conditions requiring third party approvals) to terminate or restructure 29 IPP contracts with 15 of the 19 IPP's. However, neither the Company nor any of its subsidiaries participated in these negotiations, and the impact of the announced settlements on the Company, if any, is unknown. NIMO has also unilaterally imposed a "generation cap" on three of the fifteen power purchase agreements it has with the Company, and has paid claiming reduced rates for power produced over a cap specified by the utility and has withheld approximately $0.7 million of revenues to date. In response, the Company, in conjunction with other IPPs, has sought redress in court and expects the case to be decided during 1998.

      Although the Company believes that its power purchase agreements are valid, binding and enforceable contracts, and economically advantageous when analyzed over the life of such contracts, and that the arguments raised by the utilities fail to acknowledge that IPP power is still often less expensive than alternative sources and less expensive than rates that might prevail had the utilities built their own additional capacity, there can be no assurance additional customers of the Company will not attempt to modify their contracts with the Company and, if such attempts succeed, that any such modifications will not have a material adverse effect on the Company's future revenues. Additionally, increased competition in the electricity industry might cause certain utilities to become higher credit risks. Although the ratings of the debt securities of many of the utilities which purchase power from the Company are currently investment grade, there can be no assurance of the long-term creditworthiness of any of the Company's customers. Should any customer fail, it would be difficult for the Company to replace an existing long-term contract with such a customer with a new contract with another customer on similar economic terms in the current environment. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

      Production of electricity by the Company is typically greatest in its first and second quarters (January through June), when water flow is at its highest at most of the Company's projects, and lowest in the third quarter (July through September). The Company normally shuts down selected operations for periods during the relatively dry third quarter in order to perform routine maintenance. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

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

      Electric Industry Restructuring. In recent years the federal government and many state governments have begun consideration of proposed legislation or regulations that would partially or wholly deregulate the electric power industry and institute competition at the level of retail electricity customers. The Company believes that such restructuring, including significant elements of retail competition, is likely within the next few years with a variety of potential impacts both positive and negative on the Company. In the area of acquiring and developing industrial energy facilities, removing restrictions on retail sales of energy to industrial customers is likely to enhance the Company's prospects for completing transactions with such customers. In the area of hydroelectric generation, it is uncertain to what extent the Company's smaller hydroelectric facilities would be competitive in a fully deregulated energy market without the current benefits of PURPA that require electric utilities to purchase the output from these facilities. While the Company believes that its existing long-term power purchase contracts with utilities are legally binding for the duration of the contracts, there can be no assurance that the provisions of these contracts will not be affected by future legislation or regulation dealing with electric industry restructuring. See "-- Power Purchase Agreements".

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

      The Company's hydroelectric facilities are subject to environmental regulatory requirements pursuant to their FERC licenses or exemptions or, in the case of facilities not subject to FERC jurisdiction, applicable state environmental requirements. The Company's prospective industrial infrastructure facilities are likely to be subject to federal and state laws and regulations governing atmospheric emissions and, in some cases, governing the discharge of effluents into water bodies. Environmental regulatory requirements for such facilities are often complex, and specific requirements are dependent upon the nature of the individual project and site.


COMPETITION

      In its industrial infrastructure business, the Company competes with a large number of well-capitalized companies, including U.S. and foreign electric utilities and their affiliates, which are also attempting to serve the energy needs of industrial companies. However, the Company believes that there are relatively few companies seeking to serve the industrial market in the same manner as the Company, principally through requirements-based contracts and by offering multiple products and services.

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

      In addition to the foregoing, the Company owns and leases real estate in California, Connecticut, Georgia, Idaho, Massachusetts, Maine, New Hampshire, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Vermont, Virginia and Washington. Except for certain small non-hydroelectric real estate parcels, this additional real estate constitutes property used in the hydroelectric generating projects operated by the Company. In the case of each of the conventional hydroelectric projects owned or leased by the Company, the project generally consists of a dam, water rights and interests and rights in real estate sufficient for the purposes of operating the facility, a powerhouse for the generation of electricity and other necessary equipment. Except as listed in the table entitled "Projects with Partial Ownership as of December 31, 1997" under "Conventional Hydroelectric Projects" above, such property and the federal and state permits and licenses are owned or leased by one or more subsidiaries of the Company or various limited partnerships in which such subsidiaries are the sole general and limited partners. The water rights held by the Company are subject to various restrictions and limitations with respect to environmental and other matters. In the opinion of management, none of such restrictions will have a material adverse effect on the business or operations of the Company.


EMPLOYEES

      The Company employs approximately 154 full-time and 84 part-time and temporary employees as of December 31, 1997. The Company's current employees are not represented by a collective bargaining group, and management considers its relations with employees to be good.


FINANCIAL RESTRUCTURING OF CHI; CHANGE OF FISCAL YEAR

      Prior to November 7, 1997, CHI had a highly leveraged capital structure and substantial future cash requirements related to corporate debt and mandatorily redeemable preferred stock, specifically, to then-existing 12% Senior Discount Notes, due 2003 (the "Senior Discount Notes") and the 13 1/2% Cumulative Redeemable Preferred Stock (the "Series H Preferred"). The high leverage and future cash requirements of the Company made it difficult to establish the creditworthiness and credibility necessary to consummate industrial infrastructure and other new business transactions. The Company believed it would be unable to satisfy certain future corporate dividend and interest payment obligations on a timely basis as well as meet other Company obligations. In order to capitalize on the expertise, capabilities and opportunities it believes it has in the industrial infrastructure and hydroelectric business segments, the Company concluded that it was necessary to deleverage its capital structure. To that end, the Company in the fall of 1996 entered into discussions with substantial holders of its Senior Discount Notes and, Series H Preferred, as well as with holders of its 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred") and 9.85% Junior Convertible Voting Preferred Stock (the "Series G Preferred", and together with the Series H Preferred and Series F Preferred, the "Old Preferred Stock") in an effort to restructure the Company's significant financial obligations.

      In June 1997, CHI reached an agreement in principle with an informal committee of institutions that owned, or represented beneficial holders that owned, approximately 89.2% of CHI's then outstanding Senior Discount Notes on the terms of a restructuring to be accomplished pursuant to a plan of reorganization for CHI (the "Plan of Reorganization") under chapter 11, Title 11 of the United States Code (the "Bankruptcy Code"). On August 8, 1997, pursuant to a disclosure statement, dated August 8, 1997 (the "Disclosure Statement"), CHI commenced a prepetition solicitation of votes by the holders of Senior Discount Notes and Old Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Senior Discount Notes and Old Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution and, therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of 100% of the Senior Discount Notes and by holders of greater than 97% of the Old Preferred Stock.

      On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), and filed the Plan of Reorganization and the Disclosure Statement. None of CHI's subsidiaries commenced a case under the Bankruptcy Code. On October 23, 1997, the Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective November 7, 1997 (the "Effective Date").

      Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of series B warrants (the "New Series B Warrants") and series C warrants (the "New Series C Warrants, " and together with the New Series B Warrants, the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock (the "Old Common Stock") was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock, (the "Management Options"), subject to dilution from the New Warrants. See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for information with respect to the New Common Stock, New Warrants and Management Options. As a result of the restructuring, CHI does not have any significant parent company debt obligations. However, CHI has received a commitment, subject to certain conditions precedent, for a new, secured $15 million working capital and letter of credit facility which the Company expects to close in the near future.

      Pursuant to the Plan of Reorganization, CHI adopted, on the Effective Date, the Amended CHI By-Laws and a Restated CHI Certificate of Incorporation. Pursuant to CHI's Restated Certificate of Incorporation, as of the Effective Date, CHI's name was changed from Consolidated Hydro, Inc. to CHI Energy, Inc. In addition, its fiscal year-end was changed from June 30 to December 31..

CERTAIN RISK FACTORS

      Certain statements contained in this Form 10-K that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to industry trends; risks related to hydroelectric, industrial energy and other acquisition and development projects; risks related to the Company's power purchase contracts; risks and uncertainties related to weather conditions; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. Certain of these risks are discussed more fully below and should be carefully considered along with the other matters described herein.

      Leveraged Project Financing. The Company's existing hydroelectric projects are and its future hydroelectric and industrial projects, if any, would likely be financed using a variety of structures primarily consisting of limited recourse or non-recourse debt. As of December 31, 1997, the Company had $88.0 million (exclusive of the Boott project operating lease) of direct project financing obligations that are limited recourse or non-recourse to CHI. As limited recourse or, except to the extent set forth below, non-recourse obligations, each such obligation is structured to be fully serviced out of each applicable project's cash flow, generally without any claim against CHI's general corporate funds. In the event of a project default and assuming CHI is unable or chooses not to cure such default within applicable cure periods (if any), the lenders or lessor would generally have rights to the facility, related contracts and all licenses and permits necessary to operate the facility and, in the event of foreclosure after such a default, the Company might not retain any interest in such project.

      Certain project acquisitions have been financed by General Electric Capital Corporation ("GECC"), which has required the guarantee of CHI Acquisitions, Inc. ("CHI Acquisitions"), a subsidiary of CHI which is the parent of each of the entities formed to acquire such projects. Thus, each such project is vulnerable in the event of a default by any of the other projects owned indirectly by CHI Acquisitions. Although all of this guaranteed financing has been repaid, a tax indemnity and performance guarantee relating to one project remains in effect. See Note 12 of the Notes to Consolidated Financial Statements for additional information with respect to the tax indemnity. Certain other projects acquired by CHI Acquisitions II, Inc. ("CHI Acquisitions II"), a subsidiary of CHI, were financed by CHI Acquisitions II with two loans from GECC. See Note 12 of the Notes to Consolidated Financial Statements for additional information. One such loan has been secured by the projects acquired and the other loan by the cash flows of certain other projects of which CHI Acquisitions II is the parent.

      Dependence on Precipitation and Effects of Variations in Water Flow and Seasonality. The amount of hydroelectric energy generated at any particular conventional hydroelectric facility depends upon the quantity of water flow at the site of the facility. In cases of reduced or excessively high water flow, energy generation at such site may be diminished, particularly if the facility has low storage capacity. Pursuant to the Company's power purchase agreements, any diminished energy generation will have an adverse effect on revenues from that facility. In the fiscal year ended June 30, 1995, the Company experienced low water flow relative to long-term indications at many of its facilities. The effect on revenues of the lower than average water flows was most adverse in the Northeast, a region in which a majority of the Company's projects are located and where the Company's rates received for power sales are highest on average. The Northeast region experienced below average water flows during the six months ended December 31, 1997 and the fiscal year ended June 30, 1995, while experiencing above average water flows in the fiscal years ended June 30, 1997 and 1996. While the Company does not have business interruption insurance to cover lost revenues as a result of drought or dry periods, the Company carries business interruption insurance to cover, among other things, the loss of revenues above certain deductible levels and subject to applicable insurance policy sub-limits and overall limits arising from interruption of electricity generation due to damage caused by flooding. There can be no assurance that such coverage will remain available on acceptable terms.

      Production of electricity by the Company is typically greatest in its first and second quarters (January through June), when water flow is at its highest level at most of the Company's projects, and lowest in the third quarter (July through September). The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

      Changes in Applicable Rates; Energy Price Declines. From calendar years 1998 through 2007, rates paid to the Company pursuant to power purchase agreements representing approximately 39.7% of the Company's average power sales revenues (calculated on a rolling three year basis) will be affected by changes from scheduled rates to rates based on the applicable utilities' then current avoided cost. Use of avoided cost is driven by either the specific terms of certain power purchase agreements or the expiration of the remaining agreements during the period presented and the assumed utility purchase of project generation, in accordance with the requirements of PURPA and the regulations adopted thereunder. A utility's avoided cost rate is equal to the incremental cost that would have been incurred if the utility had generated the energy itself or purchased it from another source. Consequently, the Company's revenue at such time will be adversely affected if the then current utility avoided cost is lower than the scheduled rate previously in effect.

      The majority of the generating capacity of the Company's operating projects is contracted through 2020. However, if energy prices remain at current levels or decline, the rates negotiated by the Company for new contracts, contract rates based upon utility avoided costs or extensions of existing contracts could be adversely affected.

      Dependence on Commonwealth Electric Company ("CEC"), Central Maine Power Company ("CMP"), NIMO, New England Power Company ("NEPCO") and Idaho Power Company ("Idaho"); Creditworthiness of the Company's Customers. A substantial portion of the Company's power is sold to five customers pursuant to various long-term power purchase agreements. Sales to CEC, CMP, NIMO, NEPCO and Idaho represented approximately 20%, 14%, 18%, 12% and 12%, respectively, of the consolidated revenues of the Company for the six months ended December 31, 1997. In the recent past, NIMO has issued statements indicating its desire to be relieved of its obligations under contracts with independent power producers that NIMO considers uneconomic. While offering to renegotiate such contracts, NIMO has in the past proposed that, should negotiations fail and NIMO be unable to gain alternative economic relief, NIMO would seek to take possession of associated projects through the power of eminent domain and has indicated that it would consider the possibility of restructuring under chapter 11 of the Bankruptcy Code should its proposal prove unachievable. In March 1997, NIMO announced that it reached preliminary agreements to restructure power purchase agreements with 19 IPP's representing 44 IPP contracts. In July 1997, NIMO announced that it had signed a master restructuring agreement (subject to certain conditions requiring third party approvals) to terminate or restructure 29 IPP contracts with 15 of the 19 IPP's. However, neither the Company nor any of its subsidiaries participated in these negotiations, and the impact of the announced statements on the Company, if any, is unknown.

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

      Uncertainty as to Future Opportunities in Hydroelectric Business. The Company believes that opportunities to continue to expand its conventional hydroelectric business through the acquisition of additional facilities and the securing of O&M contracts are likely to be limited. There can also be no assurance that the Company will be able to take advantage of such opportunities on terms acceptable to it, nor can there be any assurance that the Company will be able to obtain financing with respect to such opportunities. In addition, a number of industry issues, including issues related to the availability, term and pricing of future power purchase agreements and higher acquisition prices resulting from increased competition in certain segments are limiting and are expected to continue to limit the Company's near-term opportunities to acquire additional hydroelectric capacity at acceptable rates of return. See Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

      Uncertainty as to Future Opportunities in Industrial Infrastructure Business. The Company is pursuing opportunities to develop, acquire, operate and manage industrial energy facilities and related industrial assets in such sectors as pulp and paper, petroleum refining, chemicals, textiles, and other energy-intensive industries. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. The Company believes that opportunities exist for industrial infrastructure transactions and that it possesses the required technical and development expertise to complete such transactions successfully. As of March 29, 1998, the Company had not completed any such transaction, and there can be no assurance that any such transaction will occur.

      Significant Holders. Two holders hold approximately 74% of the outstanding voting shares of the New Common Stock. For a list of such holders, see Part III,
Item 12, "Security Ownership of Certain Beneficial Owners and Management." If holders of significant numbers of shares of the New Common Stock were to act together, such holders would be in a position to control the outcome of most actions requiring stockholder approval. This concentration of ownership could also facilitate or hinder a negotiated change of control of CHI and, consequently, have an impact upon the value of the New Common Stock. In that regard, all holders of New Common Stock are subject to a new stockholders' agreement (the "New Stockholders' Agreement"), which agreement includes, among other things, certain "drag along" and "tag along" rights.



ITEM 2.         PROPERTIES
------

      The information concerning properties required by Item 2 is set forth in
Part I, Item 1, of this Form 10-K.




ITEM 3.         LEGAL PROCEEDINGS
------

      As described above, CHI completed a financial restructuring, effective November 7, 1997, including confirmation of its Plan of Reorganization filed in a Chapter 11 reorganization case (no. 97-1924(SLR)) in the United States Bankruptcy Court for the District of Delaware.

      On September 2, 1997, a then-shareholder of CHI filed a civil action against CHI, certain of its current and former officers and directors and Morgan Stanley & Co., Incorporated in Connecticut Superior Court, Judicial District of Stamford, entitled Charles J. Lindsay v. Consolidated Hydro, Inc., et al., alleging, among other things, that the officers and directors of CHI breached their fiduciary duty to the holders of CHI's Old Common Stock by proposing a Plan of Reorganization that eliminated CHI's Old Common Stock. On December 18, 1997, the Company and each of the other defendants filed a motion to strike the complaint and dismiss the action on the grounds that, among other things, the allegations raised in the complaint were barred as a matter of law. On March 16, 1998, prior to the scheduled hearing on the Company's and the other defendants' motion to strike the complaint, and dismiss the action, the plaintiff agreed to withdraw the complaint without prejudice to his right to amend and to replead the complaint. As of March 29, 1998, no amended complaint has been served and filed.

      On August 20, 1997, a former employee of the Company filed a civil-action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil-action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. The Company is vigorously defending the Claim and management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

      The Company is involved in various legal proceedings which are routine litigation matters incidental to the conduct of its business. CHI's management currently believes that none of this litigation, if determined adversely to the Company, would have a material adverse effect on the financial condition or results of operations of the Company.




ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

      There were no matters submitted to a vote of security holders during the period from November 8, 1997 to December 31, 1997 through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
------          STOCKHOLDER MATTERS

      As of March 16, 1998, the number of holders of record of the New Class A Common Stock of CHI was 13, and the number of holders of record of the New Class B Common Stock was one. There is no established public trading market for the New Common Stock of the Company. No dividends were declared on either class of CHI's New Common Stock during the period from November 8, 1997 to December 31, 1997. CHI presently intends to retain earnings to fund working capital and for general corporate purposes and anticipates that pursuant to a new working capital agreement, it will be prohibited from paying dividends and therefore does not anticipate paying cash dividends on shares of the New Common Stock in the foreseeable future.

      Pursuant to the Plan of Reorganization, on the Effective Date, 20,000,000 shares of New Common Stock were authorized as follows: 9,085,290 shares of New Class A Common Stock and 914,710 shares of New Class B Common Stock which were issued on the Effective Date and 10,000,000 additional shares of New Common Stock which may be issued as either New Class A Common Stock or New Class B Common Stock, as applicable. Of the 10,000,000 shares of New Common Stock which were authorized on the Effective Date but not issued, 1,337,127 shares are reserved for issuance if, as and when the holders of the New Warrants exercise such warrants and 810,811 shares of New Class A Common Stock are reserved for issuance, if as and when, the holders of the Management Options exercise such options. In addition, 10,000,000 shares of preferred stock were authorized, none of which were issued.

      The following is a description of the two classes of New Common Stock, the two classes of New Warrants and the Management Options issued on the Effective Date, as well as a summary of the principal provisions of the registration rights agreement (the "Registration Rights Agreement") and the New Stockholders' Agreement which became effective on the Effective Date (each such document is being filed as an exhibit to this Form 10-K):

      New Class A Common Stock. Pursuant to the Plan of Reorganization, on the Effective Date, 9,085,290 shares of New Class A Common Stock were issued and distributed to substantially all of the holders of Senior Discount Notes and 810,811 shares of New Class A Common Stock were reserved to satisfy the obligation of CHI under the Management Options. For a discussion of the Management Options, see Part I, Item 1, "--Financial Restructuring of CHI; Change of Fiscal Year" and Part III, Item 11, "Executive Compensation". Each share of New Class A Common Stock will entitle its holder to one vote. Holders of New Class A Common Stock will have the right to participate proportionately in dividends, if any, distributed by the Company.

      New Class B Common Stock. Pursuant to the Plan of Reorganization, on the Effective Date, 914,710 shares of New Class B Common Stock were issued and distributed to a holder of Senior Discount Notes. Each share of New Class B Common Stock will entitle its holder to one-hundredth (1/100) of one vote. The holder of New Class B Common Stock will have the right to participate proportionately in dividends, if any, distributed by the Company. The New Class B Common Stock was issued to a holder of Senior Discount Notes, at such holder's request, to provide to such holder reduced voting rights in CHI. Pursuant to the Restated Certificate of Incorporation of CHI, upon any transfer of shares of New Class B Common Stock, the shares of New Class B Common Stock will automatically convert into an equal number of shares of New Class A Common Stock.

      New Series B Warrants. The New Series B Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the sixth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 7.5% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series C Warrants and the Management Options by the holders thereof. The New Series B Warrants are exercisable for up to 1% of the New Common Stock of CHI if, as and when the total capital (debt and equity) invested in industrial infrastructure projects (as described in Part I, Item 1, "Business -- Industrial Infrastructure Business") that either (i) close within 3 years from the Effective Date or (ii) are subject to a legally binding and enforceable agreement between CHI or any of its subsidiaries and a party sponsoring a development or acquisition of such industrial infrastructure projects within such 3 year-period and thereafter close within the term of the New Series B Warrants, equals or exceeds $60 million. The additional New Series B Warrants exercisable for the remaining 6.5% of the New Common Stock vest incrementally if, as and when the total capital invested in industrial infrastructure projects increases from $60 million to $450 million within the parameters set forth above. The exercise price per share of the New Common Stock subject to the New Series B Warrants is $10. The New Series B Warrants will have customary antidilution provisions and protections against certain extraordinary distributions.

      New Series C Warrants. The New Series C Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the eighth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 5.0% of the New Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Series B Warrants or the Management Options by the holders thereof. The exercise price per share of the New Common Stock subject to the New Series C Warrants was determined by reference to the accreted value of the Senior Discount Notes as of September 15, 1997 (the date CHI commenced its Chapter 11
Case), which was approximately $183 million. The exercise price per share of the New Common Stock subject to the New Series C Warrants is $18.36. The New Series C Warrants will contain customary antidilution provisions and protections against certain extraordinary distributions.

      Management Options. The Management Options, which were issued to certain members of CHI's management on the Effective Date pursuant to a 1997 stock option plan and management option agreements (the "1997 Stock Option Plan and Management Option Agreements") and expire on the seventh anniversary thereof, are exercisable for the purchase of up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Series B Warrants or the New Series C Warrants by the holders thereof. The Management Options contain customary antidilution provisions and protections against certain extraordinary distributions. For a more detailed discussion of the Management Options, see
Part III, Item 11, "Executive Compensation -- 1997 Stock Option Plan and Management Option Agreements."

      Registration Rights Agreement. Each person or entity who received a distribution of New Common Stock, New Warrants or New Common Stock issued upon the exercise of the New Warrants or the Management Options pursuant to the Plan of Reorganization is entitled to become a party to the Registration Rights Agreement. Under the Registration Rights Agreement, holders of the New Common Stock and New Warrants (including shares of New Common Stock issued upon the exercise thereof) are entitled to certain demand and incidental (or "piggyback") registration rights, and holders of the Management Options are entitled to certain incidental (or "piggyback") registration rights with respect to shares of New Class A Common Stock issued upon the exercise thereof. The Registration Rights Agreement contains customary suspension, "hold back", indemnification /contribution and priority provisions.

      New Stockholders' Agreement. Under the terms of the Plan of Reorganization, each holder (including each original recipient and transferee of an original recipient or other transferee) of the New Common Stock and of the New Common Stock issued upon exercise of the New Warrants or the Management Options (collectively, the "New Securities") is bound by the New Stockholders' Agreement. The New Stockholders' Agreement contains certain provisions relating to the size and composition of the Board of Directors of CHI. See Part III, Item 10, "Directors and Executive Officers of the Registrant." In addition, the New Stockholders' Agreement provides that each holder of New Common Stock is entitled to participate on a pro-rata basis in any sale of 50% or more of the outstanding New Common Stock and that each holder of New Securities (including, in certain circumstances, holders of New Warrants and Management Options) may be required to sell its New Securities in any sale of 66-2/3% or more of the New Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
------

      As discussed in Item 1, the Company emerged from its chapter 11 proceedings on the Effective Date. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company has applied fresh start reporting as of the Effective Date which has resulted in significant changes to the valuation of certain Company assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh start reporting, a new entity has been deemed created for financial reporting purposes. The periods prior to and including the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Reorganized Company".

      The following Statement of Operations and Balance Sheet Data has been derived from financial statements audited by Price Waterhouse LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements for the November 8, 1997 - December 31, 1997 period, the July 1, 1997 - November 7, 1997 period and the fiscal years ended June 30, 1997, 1996, 1995, 1994 and 1993, and the related Notes thereto, and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations":


                                                    Reorganized                 Predecessor Company
                                                       Company     -------------------------------------------------------------
                                                     Nov. 8 -      July 1 -                 Fiscal Year Ended June 30,
                                                     Dec. 31,       Nov. 7,
                                                        1997        1997
                                                        ----        ----
                                                                                1997         1996        1995      1994     1993
                                                                                ----         ----        ----      ----     ----
                                                       (Dollars in Thousands, Except Per Share Amounts)

STATEMENT OF OPERATIONS
Operating Revenues:
  Power generation revenue                         $  6,598     $    8,661     $50,665    $  49,761   $39,387   $36,184    $32,776
  Management fees
    and operation & maintenance revenue               1,437          2,713       5,395        4,986     4,326     5,677      2,501
  Equity income in partnership
    interests and other partnership income              203            212       1,320          737       245       335         --
                                                      -----          -----     -------    ---------   -------    ------    -------
Total revenue                                         8,238         11,586      57,380       55,484    43,958    42,196     35,277
                                                      -----          -----     -------    ---------   -------    ------    -------

Costs and expenses
  Operating                                           2,566          6,588      18,015       17,957    15,895    16,466     11,762
  General and administrative                          1,174          2,172       8,422        6,447     6,799     7,285      5,204
  Charge for employee and director equity
    participation programs (1)                           --             --         100          259       339       670      1,075
  Reorganization costs(2)                                --          3,978          --           --        --        --         --
  Fair value adjustments(2)                              --          4,855          --           --        --        --         --
  Depreciation and amortization                        1,105         3,009       8,661        9,846     9,625     8,679      7,601
  Lease expense                                          900         2,001       5,764        6,072     5,753     5,386      5,230
  (Adjustment to)/charge for impairment of
     long-lived assets                                    --           (75)         83       87,202     1,272        --         --

                                                       -----         ------     -------    ---------   -------    ------    ------
Total costs and expenses                               5,745        22,528      41,045      127,783    39,683     38,486    30,872
                                                       -----         ------     -------    ---------   -------    ------    ------
Income/(loss) from operations                          2,493       (10,942)     16,335      (72,299     4,275      3,710     4,405
Interest income                                          242           739       1,661        1,032     1,416      1,052       987
Other income                                               6            57         434          368       185        107       186
Gain on adjustment to project development debt            --         8,568          --           --        --         --        --

Interest expense                                      (1,260)       (7,741)    (29,591)     (26,876)  (21,778)   (18,980)  (13,868)
Minority interests in loss/(income) of consolidated
subsidiaries                                              --            --          --        2,063         3        (15)      100
                                                      ------        -------    --------    ---------   -------   --------  --------
 Income/(loss) before income taxes, extraordinary
   items and cumulative effect of accounting changes   1,481        (9,319)    (11,161)     (95,712)  (15,899)   (14,126)   (8,190)
(Provision)/benefit for income taxes                    (776)           69         119        7,381      (377)      (264)     (319)
                                                       ------        -------    --------    ---------   -------   --------  --------
  Income/(loss) before extraordinary items and
   cumulative effect of accounting change                705        (9,250)    (11,042)     (88,331)  (16,276)   (14,390)   (8,509)
Extraordinary items (3)
  Gain/(loss) on extinguishment of debt
    (net of income tax of $0 and $3,414 at November
7, 1997 and June 30, 1997, respectively)                  --        87,218       5,658           --        --         --    (2,269)
  Income/(loss) before cumulative effect of
     accounting change                                   705        77,968      (5,384)     (88,331)  (16,276)    (14,390)  (10,778)
Cumulative effect of accounting change (4)
                                                          --           --           --           --   (19,204)         --        --

Net income/(loss)                                    $   705     $  77,968     $(5,384)   $ (88,331) $(16,276)   $(33,594) $(10,778)
                                                    ==========    =========     ========  ========== =========   ========= =========
Net income per common share,
   basic(5)                                        $     .07            --           --          --         --         --        --
Cash dividends per common share                           --            --           --          --         --         --        --




                                                       Reorganized                     Predecessor Company
                                                       Company
                                                       ------------   --------------------------------------------------------------
                                                           Nov. 8 -   July 1 -          Fiscal Year Ended June 30,
                                                           Dec. 31,   Nov. 7, ------------------------------------------------------
                                                            1997       1997
                                                             ----      ----   1997       1996           1995      1994     1993
                                                                              ----       ----           ----      ----     ----
                                                                                               (Dollars in Thousands)


OPERATING DATA:
Megawatts operated                                           335.50   335.50    342.61    343.66     379.08      329.08   220.98
Capital expenditures
  Cost of acquisitions and partnership interests             $   --  $    --   $    --  $    --    $35,503     $15,230    $   16

  Cost of development expenditures                               --       --     2,045     1,968     6,086(6)    8,319(6) 10,580 (6)

  All other capital expenditures associated with operating
    projects, including changes in other long-term assets,
       net                                                      375     2,430    9,226      3,460    2,288        (332)    4,244

Interest, net (7)                                             1,018     7,002   27,930     25,844   20,362      17,928    12,881

Cash interest, net (8)                                        1,190     2,876    6,962      7,725     4,702      4,009    11,514

Ratios and Other Data:

EBDIAT (9)                                                    3,604    (3,096)  25,613     25,376    15,696     13,166    13,267

EBDIAT/Interest, net (10)                                      3.54    10,098    2,317        468     4,666      4,762      1.03

EBDIAT/Cash interest, net (10)                                 3.80     5,233     3.68       3.28      3.34       3.28      1.15

Ratio of earnings to fixed charges (10) (11)                   2.18     9,387   11,350     97,417    18,850      16,429    8,743

Ratio of earnings to fixed charges
   and Preferred Stock Dividends (10) (12)                     2.18    15,447   37,241    121,149    40,958      37,117    26,972






                                         Reorganized Company            Predecessor    Company
                                         -------------------   -----------------------------------------------------------
                                             Dec. 31,                          June  30,
                                             1997              -----------------------------------------------------------
                                                              1997          1996              1995       1994         1993
                                                              ----          ----              ----       ----         ----
                                                                                (Dollars in Thousands)
                                                                                -----------------------

BALANCE SHEET DATA:
Cash and cash equivalents                   11,998            32,502      23,834            16,682     14,155       42,617
Current assets                              21,361            41,003      33,041            25,454     24,649       49,467
Total assets                               221,961           243,628    244,657            330,617    286,827      286,521
Current liabilities                         13,345            13,924      16,061            13,602       9,990      22,465
Long-term debt                              82,616           262,615    260,158            248,887    201,620      189,186
Mandatorily redeemable preferred stock          --           114,372      98,604            84,690     72,401       61,428
Stockholders' equity/(deficit)              85,805           (189,679)  (168,627)         (66,641)    (38,414)       5,472


---------------
(1) This non-cash charge accounts for the equity entitlements granted to certain key employees and certain directors pursuant to both the arrangements surrounding the conversion of the old class B common stock to old class A common stock and the vested entitlements under employment equity programs which have been canceled.

(2) These amounts were the result of the implementation of fresh start reporting. See Note 2 of the Notes to Consolidated Financial Statements.

(3) For the period from July 1, 1997 to November 7, 1997, as a result of the Plan of Reorganization, a gain on extinguishment of debt of approximately $87,218,000 was recorded. The fiscal year ended June 30, 1997 amount results from the purchase of a non-recourse project term loan, $14,500,000 at June 30, 1996, for $5,000,000, including certain required reserves and closing costs of approximately $500,000. The gain recorded is net of certain transaction costs of approximately $187,000 and income tax of $3,414,000.

(4) Represents the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. See Note 3 of the Notes to the Consolidated Financial Statements.

(5) Share and per share data for the Predecessor Company are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.

(6) These amounts were substantially funded with proceeds from outside lenders on a non-recourse basis or sales of CHI equity securities.

(7)   Interest, net is defined as interest expense less interest income.

(8) Cash interest, net is defined as cash interest expense less cash interest income.

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

(11) For the purpose of calculating the ratio of earnings to fixed charges, earnings are determined by adding fixed charges (excluding capitalized interest) to income/(loss) before provision for income taxes, extraordinary items and cumulative effect of accounting change. Fixed charges consist of interest expense, amortization of debt issuance costs and the imputed interest on the Company's Boott facility lease, which is accounted for as an operating lease. The resulting deficiencies primarily reflect non-cash charges. An analysis of such non-cash charges and the resulting ratio or deficiency adjusted for such charges follows.


                                         Reorganized
                                           Company                              Predecessor Company
                                           -------   -------------------------------------------------------------------------------
                                         Nov. 8 -      July 1 -                           Year Ended June 30,
                                         Dec. 31,     Nov. 7,           ------------------------------------------------------------
                                            1997         1997           1997        1996          1995       1994         1993
                                            ----         ----           ----        ----          ----       ----         ----
                                                                                        (Dollars in  Thousands)

Non-cash interest                      $          70 $      4,865    $  19,709   $  18,629      $ 16,610   $ 14,629      $   1,401
Depreciation and amortization                  1,105        3,009        8,661       9,846         9,625      8,679          7,601
Other non-cash (gains)/charges, net               --          (75)      (5,475)     87,461         1,611        670          1,075
                                          -----------  -----------   ----------   ----------- ---------- ----------     ----------
 Total non-cash charges                     $ 1, 175    $     7,799  $  22,895   $ 115,936      $ 27,846   $ 23,978        $10,077
                                          ===========  ============  ==========   =========== ========== ==========     ==========


Resulting ratio of earnings
   to fixed charges                              3.11         1.38        1.36       1.61          1.34       1.32           1.08



(12) For the purpose of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings are determined by adding fixed charges (excluding capitalized interest) and preferred stock dividends to income/(loss) before provision for income taxes, extraordinary items and cumulative effect of accounting change. Preferred stock dividends consist of the cumulative undeclared dividends on Series F and Series G Preferred Stock and dividends and accretion on the Series H Preferred Stock. The resulting deficiencies primarily reflect non-cash charges. The analysis of such non-cash charges is the same as that set forth in the preceding footnote and the resulting ratio or deficiency adjusted for such charges follows:


                                          Reorganized
                                             Company                               Predecessor Company
                                          -----------  -----------------------------------------------------------------------------
                                           Nov. 8 -    July 1 -                     Year Ended June 30,
                                           Dec. 31,     Nov. 7,  -------------------------------------------------------------------

                                             1997        1997      1997       1996       1995            1994              1993
                                             ----        ----      ----       ----       ----            ----              ----
                                                                                     (Dollars in Thousands)



Resulting ratio of earnings
   to fixed charges and
  preferred stock dividends                 3.11            --        --                    --              --                --

Resulting deficiency of earnings
   to fixed charges and
   preferred stock dividends                  --       $ 2,793    $14,346    $5,213    $13,112          $13,139          $16,895


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------------------------

GENERAL

      CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 15 states and one Canadian province. The Company believes its future growth will come primarily from its industrial infrastructure business.

      As of November 7, 1997, (the "Effective Date"), CHI adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code," ("SOP 90-7") which resulted in the creation of a new reporting entity. The accompanying financial information for the period November 8, 1997 to December 31, 1997 reflects the financial condition and results of operations of the new reporting entity (the "Reorganized Company") while prior period financial information relates to the former reporting entity (the "Predecessor Company") .

      The Company's existing U.S. hydroelectric projects are clustered in four regions: the Northeast, Southeast, Northwest and West, with a concentration in the Northeast. CHI has developed what it believes to be an efficient "hub" system of project management designed to maximize the efficiency of each facility's operations. The economies of scale created by this system include reduced costs related to centralized administration, operations, maintenance, engineering, insurance, finance and environmental and regulatory compliance. The hub system and the Company's operating expertise have enabled the Company to successfully integrate acquisitions into its current portfolio and increase the efficiency and productivity of its projects.

      The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of December 31, 1997, the Company had a 100% ownership or long-term lease interest in 51 projects (138 megawatts), a partial ownership interest in 11 projects (82 megawatts), and operations and maintenance ("O&M") contracts with 24 projects (116 megawatts).

      On December 23, 1996, the Company sold 15 of its then 100% owned hydroelectric facilities ("CHI Maine"), located in the Northeast region. In connection with the disposition, the Company executed a contract to operate and maintain the facilities for an initial period of up to 15 years. See Note 5 to the Notes to Consolidated Financial Statements included herewith.

      On September 9, 1997, the Company terminated a power purchase agreement with PacifiCorp, the purchasing utility, relating to three of its projects located in Oregon. See Note 6 to the Notes to Consolidated Financial Statements included herewith.

      CHI sells substantially all of the electric energy and capacity from its U.S. projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

      During the fiscal year ended June 30, 1996, the Company began to seek opportunities to provide energy-related products and services to industrial and utility customers in an effort to respond to changing market conditions. Such opportunities, if available, would permit the Company to move away from relying exclusively on hydroelectric power ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described in Item I, "Hydroelectric Business", in which the Company currently believes that acquisition and development opportunities, particularly with regard to hydroelectric facilities, will be limited in the near-term. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. See "--Liquidity and Capital Resources".

      For purposes of the discussion of results of operations and liquidity and capital resources for the six months ended December 31, 1997, the results of the Predecessor Company and Reorganized Company have been combined.

Power Generation Revenue

      The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 28 years. After the expiration of such power purchase agreements, rates generally change to the purchasing utility's avoided cost for delivered energy, which avoided cost rates are likely to be lower than expiring power purchase agreement rates. See Part I, Item I, "Business - Conventional Hydroelectric Projects" for a discussion of the percentage of current revenues subject to minimum fixed or scheduled rates and the percentage of current revenues subject to rates determined pursuant to avoided cost. Fluctuations in revenues and related cash flows are generally attributable to changes in projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

Lease Expense

      Lease expense includes operating leases associated with some of the hydroelectric projects as well as leases for the corporate and regional administrative offices. Certain leases provide for payments that are based upon power sales revenue or cash flow for specific projects. Hence, varying project revenues will impact overall lease expense, year-to-year.
                                       24

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

      This information should be read in conjunction with the December 31, 1997 Consolidated Financial Statements and the related Notes thereto, included herein.

Power Producing Facilities

                                  DECEMBER 31,                        JUNE 30,                            JUNE 30,
                                      1997                              1997                                1996
                                      ----                              ----                                ----
                            MEGAWATTS        #PROJECTS        MEGAWATTS       #PROJECTS           MEGAWATTS       #PROJECTS
                            ---------        ---------        ---------       ---------           ---------       ----------

Northeast:
100% Ownership (1)             90.88             29                90.88(4)          29(4)             102.20             44
Partial Ownership (2)          52.37                               52.37              8                 52.37              8
                                                  8
O&M Contracts (3)              92.16             19                92.16(4)          19(4)              80.14              3
                           ---------           ----            ---------           ----             ---------           ----
Total                         235.41             56               235.41             56                234.71             55
                              ======            ===               ======            ===                ======            ===
Southeast:
100% Ownership (1)             27.42             13                27.42             13                 27.42             13
Partial Ownership (2)             --             --                   --             --                    --             --
O&M Contracts (3)                 --             --                   --             --                    --             --
                           ---------           ----            ---------           ----             ---------           ----
Total                          27.42             13                27.42             13                 27.42             13
                              ======            ===               ======            ===                ======            ===
West:
100% Ownership (1)             5.38(6)            3(6)              5.48              4                  1.35              1
Partial Ownership (2)           4.20              1                 4.20              1                  8.33              4
O&M Contracts (3)              19.08              4                19.08              4                 19.08              4
                           ---------           ----            ---------           ----             ---------           ----
Total                          28.66              8                28.76              9                 28.76              9
                              ======            ===               ======            ===                ======            ===
Northwest:
100% Ownership (1)             14.71(5)           6(5)             21.72              9                 21.72              9
Partial Ownership (2)          24.96              2                24.96              2                 24.96              2
O&M Contracts (3)               4.34              1                 4.34              1                  6.09              2
                           ---------           ----            ---------           ----             ---------           ----
Total                          44.01              9                51.02             12                 52.77             13
                              ======            ===               ======            ===                ======            ===
Total:
100% Ownership (1)           138.39 (5)(6)      51(5)(6)          145.50(4)          55(4)             152.69             67
Partial Ownership (2)          81.53             11                81.53             11                 85.66             14
O&M Contracts (3)             115.58             24               115.58(4)          24(4)             105.31              9
                         -----------           ----          -----------           ----           -----------           ----
Total                         335.50             86               342.61             90                343.66             90
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

Selected Operating Information


                                            SIX MONTHS         SIX MONTHS    TWELVE MONTHS ENDED  TWELVE MONTHS      TWELVE MONTHS
                                               ENDED             ENDED          JUNE 30, 1997         ENDED              ENDED
                                          DEC. 31, 1997(4)   DEC. 31, 1996                         JUNE 30, 1996     JUNE 30, 1995
                                         ----------------   ------------------------------------- --------------- ------------------

Power generation revenues (thousands) (1)     $15,259         $  22,126              $50,665          $49,761            $39,387
Kilowatt hours produced (thousands) (1)       209,453           291,520              663,920          647,664            532,063
Average rate per kilowatt hour (1)            7.3(cent)        7.6(cent)(2)         7.6(cent)     7.7(cent)(2)(3)   7.4(cent)(2)(3)

---------

(1) Limited to projects included in consolidated revenues.
(2) Excluding results of the CHI Maine projects, the average rates per kilowatt hour were 7.9(cent), 7.6(cent)and 7.2(cent)for the six months ended December 31, 1996 and the twelve months ended June 30, 1996 and 1995.
(3) Excluding the results of the Hydro Development Group, Inc. ("HDG") projects, the average rates per kilowatt hour were 7.9(cent)and 7.5(cent)for the twelve months ended June 30, 1996 and 1995.
(4) Comprised of results of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.

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


Water Flow by Region (1)

                         SIX MONTHS         SIX MONTHS     TWELVE MONTHS         TWELVE MONTHS        TWELVE MONTHS
                            ENDED               ENDED             ENDED             ENDED                ENDED
                        DEC. 31, 1997(2)    DEC. 31, 1996  JUNE 30, 1997         JUNE 30, 1996        JUNE 30, 1995
                    --------------------   --------------- -------------------  ----------------     ----------------

Northeast               Below Average     Above Average         Above Average     Above Average       Below Average
Southeast               Below Average        Average              Average            Average          Above Average
West                    Below Average     Below Average         Below Average     Above Average       Above Average
Northwest               Above Average     Above Average         Above Average     Above Average       Below Average

---------

(1) These determinations were made based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.

(2) Determination based on water flows of Predecessor Company from July 1, 1997 through November 7, 1997 and Reorganized Company from November 8, 1997 through December 31, 1997.


      Production of energy by the Company is typically greatest in January through June when water flow is at its highest at most of the Company's projects, and lowest in July through September. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

      The following tables, which show revenues from power sales and kilowatt hour production by quarter, respectively, highlight the seasonality of the Company's revenue stream. These tables should be reviewed in conjunction with the water flow information included above.
                                       26

Power Generation Revenues (1)

                           SIX MONTHS           SIX MONTHS       TWELVE MONTHS ENDED      TWELVE MONTHS ENDED   TWELVE MONTHS ENDED
                             ENDED                ENDED            JUNE 30, 1997(2)        JUNE 30, 1996(2)      JUNE 30, 1995(2)
                        DEC. 31, 1997(4)      DEC. 31, 1996
                     ----------------------- -------------------  ---------------------  ---------------------- --------------------
                        $           %            $          %          $          %           $           %        $           %

     First Quarter      6,422     42.1          8,855      40.0       8,855        17.5        5,363        10.8     7,471      19.0
     Second Quarter     8,837     57.9        13,271       60.0       13,271       26.2       12,355        24.8     7,503      19.0
     Third Quarter        --       --              --        --       15,078       29.8       15,744(3)     31.6    13,437(5)   34.1
     Fourth Quarter       --       --              --        --       13,461       26.5       16,299(3)     32.8    10,976(5)   27.9
                     -----------  -------     ----------- -------   ----------  --------      ----------  -------   ------      ----
     Total             15,259      100.0      22,126      100.0       50,665      100.0       49,761(6)   100.0     39,387(3)  100.0
                       ======      ====       ======      =====       ======      =====       ========    =====     ======     =====

-----------

(1) Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $88, $840 and $604 representing claims for lost generation recoverable from an insurance company for the twelve months ended June 30, 1995, 1996 and 1997, respectively.
(3) Includes $4,252, $1,763 and $1,744 of power generation revenues from the CHI Maine projects, which were sold on December 23, 1996 for the twelve months ended June 30, 1995 and the three months ended March 31, 1996 and June 30, 1996, respectively.
(4) Comprised of results of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.
(5) Includes $789 and $1,164 resulting from the acquisition of HDG in the three months ended March 31, 1995 and June 30, 1995, respectively.
(6) Includes $5,131 resulting from the acquisition of HDG for the twelve months ended June 30, 1996.


Kilowatt Hours ("kWh") Produced (1)
                         SIX MONTHS          SIX MONTHS         TWELVE MONTHS ENDED    TWELVE MONTHS ENDED      TWELVE MONTHS ENDED
                            ENDED               ENDED             JUNE 30, 1997(2)      JUNE 30, 1996(2)         JUNE 30, 1995(2)
                      DEC. 31, 1997(4)      DEC. 31, 1996
                     -------------------  ---------------------- -------------------- --------------------  - ----------------------
                         kWh        %      kWh          %          kWh          %         kWh          %           kWh          %
                         ---        -      ---          -          ---          -         ---          -           ---          -


     First Quarter     95,852      45.8    125,197      42.9      125,197      18.9      80,596       12.4       105,456     19.8
     Second Quarter   113,601      54.2    166,323      57.1      166,323      25.0     160,088       24.7       103,428     19.4
     Third Quarter         --       --          --      --        193,576      29.2     195,540(3)    30.2     171,280(5)    32.2
     Fourth Quarter        --       --          --      --        178,824      26.9     211,440(3)    32.7     151,899(5)    28.6
                     ---------   -------   ---------   ------     --------    -----   ----------    -----   -------------    -----
     Total             209,453    100.0     291,520    100.0      663,920     100.0      647,664(6)  100.0     532,063(3)    100.0
                     =========   =======   =========   ======     =======     =====   ==========    =====   =============    =====

-------------

(1) Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 600, 15,335 and 9,412 kWh of the business interruption revenue recoverable as a result of insurance claims for the twelve months ended June 30, 1995, 1996 and 1997, respectively.
(3) Includes 44,645, 19,310, and 19,106 kWh from the CHI Maine projects, which were sold on December 23, 1996, for the twelve months ended June 30, 1995 and the three months ended March 31, 1996 and June 30, 1996, respectively.
(4) Comprised of kilowatt hours produced from July 1, 1997 through November 7, 1997 for the Predecessor Company and from November 8, 1997 through December 31, 1997 for the Reorganized Company.
(5) Includes 12,302 and 18,254 kWh resulting from the acquisition of HDG, in the three months ended March 31, 1995 and June 30 1995, respectively.
(6) Includes 80,883 kWh resulting from the acquisition of HDG for the twelve months ended June 30, 1996.


SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue decreased $6.8 million (30.8%) from $22.1 million to $15.3 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the effects of the sale of CHI Maine on December 23, 1996, power generation revenue decreased by $4.9 million (24.3%) from $20.2 million to $15.3 million for the six months ended December 31, 1996 and 1997, respectively.

      The Northeast region experienced decreased revenues of $4.0 million due to below average water flows and precipitation for the six months ended December 31, 1997 as compared to above average water flows for the six months ended December 31, 1996.

      The Southeast region experienced decreased revenues of $0.4 million due to below average water flows and precipitation for the six months ended December 31, 1997 as compared to average water flows and precipitation for the six months ended December 31, 1996.

      The West and the Northwest regions (combined) experienced decreased revenues of $0.5 million due to the decommissioning of Joseph Hydro. See Note 6 of the Notes to Consolidated Financial Statements.

      The average rate earned by the Company decreased by 0.3(cent) (3.9%) from 7.6(cent) to 7.3(cent) per kilowatt hour for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of CHI Maine, revenue per kilowatt hour decreased by 0.6(cent) (7.6%) from 7.9(cent) to 7.3(cent) for the six months ended December 31, 1996 and 1997, respectively, primarily as a result of variations in the production mix and contract rates among the various projects. In addition, due to the decommissioning of Joseph Hydro, approximately
3.5 million kilowatt hours of production were sold at a rate of 0.8(cent) per kilowatt hour during the six months ended December 31, 1997, while the average rate for Joseph Hydro during the six months ended December 31, 1996 was 7.7(cent) per kilowatt hour.

      Management Fees and Operations & Maintenance Revenues. Management fees and O&M contract revenue increased by $1.4 million (51.9%), from $2.7 million to $4.1 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the addition of the CHI Maine O&M contract, management fees and O&M contract revenue increased $0.8 million (29.6%) from $2.7 million to $3.5 million for the six months ended December 31, 1996 and 1997, respectively. The increase was primarily due to (i) an increase of O&M rebillable contract costs and (ii) a generation incentive bonus.

Costs and Expenses

      Operating Expenses. Operating expenses increased by $0.3 million (3.4%) from $8.9 million to $9.2 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the CHI Maine projects and the 1997 addition of the CHI Maine O&M contract, operating expenses increased $0.6 million (7.4%) from $8.1 million to $8.7 million for the six months ended December 31, 1996 and 1997, respectively. This increase was primarily due to (i) an increase of O&M rebillable contract costs; (ii) an increase of non-recurring maintenance and supplies, partially offset by (i) a decrease in travel expense and (ii) a decrease in the provision for uncollectable accounts receivable.

      General and Administrative Expense. General and administrative expenses increased $0.2 million (6.5%) from $3.1 million to $3.3 million for the six months ended December 31, 1996 and 1997, respectively.

      Reorganization Costs. Reorganization costs amounted to $4.0 million for the six months ended December 31, 1997. These costs represent (i) $1.5 million of fees and expenses for the Company's financial, legal, and other professional advisors associated with the Company's financial restructuring and the legal counsel representing the holders of the Company's then-existing 12% Senior Discount Notes, due 2003 (the "Senior Discount Notes") and (ii) a $2.5 million non-cash write-off of loan acquisition costs related to the Senior Discount Notes.

      Fair Value Adjustments. As a result of the application of fresh start reporting, in accordance with SOP 90-7, fair value adjustments of $4.9 million were recorded on the Effective Date.

      Depreciation and Amortization. Depreciation and amortization decreased $0.2 million (4.7%) from $4.3 million to $4.1 million for the six months ended December 31, 1996 and 1997, respectively. Depreciation and amortization for the period from November 8, 1997 to December 31, 1997 was $1.1 million while the depreciation and amortization for the period from July 1, 1997 to November 7, 1997 was $3.0 million. The decrease was primarily due to the revaluation of the fixed assets as a result of the implementation of fresh start reporting.

Gain on Adjustment to Project Development Debt

      During the period from July 1, 1997 to December 31, 1997, the Company wrote off certain of its project development debt resulting in a gain of $8.6 million. This debt was contingent upon the successful development (including the financing thereof) of pumped storage projects, which management believes will not be successfully developed by the Company and the exercise of options on land and a mine which was to be used as an underground reservoir for the projects.

Interest Expense

      Interest expense decreased by $5.7 million (38.8%) from $14.7 million to $9.0 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the CHI Maine projects, interest expense decreased by $5.6 million (38.4%) from $14.6 million to $9.0 million for the six months ended December 31, 1996 and 1997, respectively. The decrease is primarily due to the cessation of accruing interest on the Senior Discount Notes as of September 15, 1997, the date the Company commenced its case under chapter 11 of the Bankruptcy Code. See Note 1 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

      The Company's net tax provision for the six months ended December 31, 1997 of $707 principally relates to the Company's reorganization and fresh start reporting for its assets. The result is a decrease in the amount of net operating loss ("NOL") carryforwards expected to be utilized during the NOL carryforward period. The Company's net tax benefit for the six months ended December 31, 1996 of $1,460 is principally due to an increase in the amount of NOL carryforwards expected to be utilized during the NOL carryforward period.

Extraordinary Gain.

      As a result of the reorganization, a gain on extinguishment of debt of $87.2 million was recorded on the Effective Date.

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

      The West and Northwest regions (combined) experienced increased revenues of $0.4 million primarily as a result of well above average water flows and precipitation in the Northwest region for the fiscal year ended June 30, 1997, as compared to slightly above average water flows and precipitation in the Northwest region for the fiscal year ended June 30, 1996, coupled with the addition of three newly-consolidated projects in the West region on January 1, 1997.

      The average rate earned by the Company decreased by 0.1(cent) (1.3%) from 7.7(cent) to 7.6(cent) per kilowatt hour in the fiscal year ended June 30, 1996 versus the fiscal year ended June 30, 1997, respectively, primarily as a result of variations in the production mix and contract rates among the various projects. Excluding the fiscal year ended June 30, 1996 results of CHI Maine, revenue per kilowatt hour remained constant at 7.6(cent) in the fiscal years ended June 30, 1996 and 1997, respectively.

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

Costs and Expenses

      Operating Expenses. Operating expenses increased by $0.1 million (0.6%) from $17.9 million to $18.0 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the effects of the sale of the CHI Maine projects and the fiscal year ended June 30, 1997 addition of the CHI Maine O&M contract, operating expenses increased by $0.4 million (2.3%), from $17.2 million to $17.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase was primarily due to (i) an increase in revenue related expenses resulting from increased power generation; (ii) an increase in insurance premiums; (iii) an increase in the provision for uncollectable accounts receivable and (iv) smaller increases in other operating costs, partially offset by: (i) a decrease in salaries and benefits resulting from a decrease in operating employees in the West region, coupled with an increase in the allocation of company-wide operating labor charged to capitalized projects; (ii) a decrease in expenses related to insurance deductibles during the current fiscal year and (iii) a decrease in non-recurring environmental and regulatory expenses.

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

      Depreciation and Amortization. Depreciation and amortization decreased $1.1 million (11.2%) from $9.8 million to $8.7 million, for the fiscal years ended June 30, 1996 and 1997, respectively. The decrease was primarily due to a write-down of impaired assets in the fiscal year ended June 30, 1996 as a result of the implementation of the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and the cessation of depreciation expense taken on assets to be disposed of for the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1997.

      SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Included in the impairment charge was an amount related to certain assets to be disposed of. During the fiscal year ended June 30, 1997, the carrying value of certain of those assets has been adjusted upward by $0.7 million to reflect the actual sale price of the assets. In addition, the Company wrote down the carrying values of certain development costs and certain of its conventional hydroelectric assets held for disposal resulting in a combined impairment charge of $0.8 million. Each of the above described adjustments has been included in charge for impairment of long-lived assets on the Statement of Operations for the fiscal year ended June 30, 1997.

Interest Expense

      Interest expense increased by $2.7 million (10.0%), from $26.9 million to $29.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the fiscal year ended June 30, 1996 results of the CHI Maine projects, interest expenses increased by $2.8 million (10.4%) from $26.8 million to $29.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase is primarily due to the increasing principal balance of the Company's Senior Discount Notes which resulted in a corresponding increase in interest expense and the effect of expensing interest on loans related to pumped storage development for the six months ended December 31, 1996, which had previously been capitalized during the six months ended December 31, 1995.

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

Benefit for Income Taxes

      The Company recognized deferred benefits for income taxes (excluding current provisions) of $8.0 million and $1.0 million for the fiscal years ended June 30, 1996 and 1997, respectively. For the fiscal year ended June 30, 1996, the deferred tax benefit related to the write-down of certain long-lived assets in accordance with SFAS 121. For the fiscal year ended June 30, 1997, the deferred benefit for income tax relates to certain factors, principally due to an increase in the amount of NOL expected to be utilized during the NOL carryforward period.

Extraordinary Gain on Extinguishment of Debt

      On October 30, 1996, the Company arranged to have a financial institution purchase a $13,759 non-recourse project term loan (the "Old Loan") relating to four of its existing hydroelectric projects for $5,000, including certain required reserves and closing costs of $500 (the "New Loan"). An additional $2,000 credit facility is also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of CHI was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company has recorded a $5,658 Extraordinary gain on extinguishment of debt, net of certain transaction costs of approximately $187 and income tax of $3,414, on its Statement of Operations for the fiscal year ended June 30, 1997.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

Operating Revenues

      Power Generation Revenue. Power generation revenue increased by $10.4 million (26.4%) from $39.4 million to $49.8 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, acquired on February 16, 1995, power generation revenue increased $7.2 million (19.3%) from $37.4 million to $44.6 million.

      The Northeast region experienced increased revenues of $6.6 million due to above average water flows and precipitation in the fiscal year ended June 30, 1996 as compared to below average water flows and precipitation in fiscal year ended June 30, 1995.

      The Southeast region experienced decreased revenues of $0.1 million due primarily to flood damage and continued repairs at certain of its facilities.

      The West and Northwest regions (combined) experienced increased revenues of $0.7 million in the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995 primarily as a result of above average water flow and precipitation in the Northwest region, an area which contributes significantly to total revenues of the combined regions.

      The Company as a whole experienced increased revenue per kilowatt hour of 0.3(cent) (4.1%) from 7.4(cent) to 7.7(cent) in the fiscal year ended June 30, 1996 versus the fiscal year ended June 30, 1995, respectively. Excluding the results of HDG, revenue per kilowatt hour increased by 0.4(cent) (5.3%) from 7.5(cent) to 7.9(cent), primarily as a result of variations in the production mix and contract rates among the various projects.

      Management Fees and Operation & Maintenance Revenues. Management fees and O&M contract revenue increased by $0.7 million (16.3%) from $4.3 million to $5.0 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, management fees and O&M contract revenue increased by $0.3 million (7.1%) from $4.2 million to $4.5 million. The increase was primarily due to revenue generated from an increase in project management base fees coupled with an increase in rebillable capital expenditures at a Northeast O&M facility.

      Equity Income in Partnership Interests and Other Partnership Interests. Equity income in partnership interests and other partnership income increased by $0.5 million (250.0%) from $0.2 million to $0.7 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, equity income in partnership interests and other partnership income remained relatively constant at $0.1 million for the fiscal years ended June 30, 1995 and 1996.

Costs and Expenses

      Operating Expenses. Operating expenses increased by $2.0 million (12.6%) from $15.9 million to $17.9 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, operating expenses increased $0.9 million (6.0%) from $14.9 million to $15.8 million. The increase was primarily due to time spent by certain management personnel (who previously charged their time to general and administrative and other activities) on operating activities partially offset by (i) an overall decrease in insurance premiums due to a change in carriers effective on July 1, 1995 and (ii) a reduction in expenditures related to regulatory requirements in the Northeast region.

      General and Administrative Expenses. General and Administrative expenses decreased by $0.4 million (5.9%) from $6.8 million to $6.4 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, general and administrative expenses decreased $0.6 million (8.8%) from $6.8 million to $6.2 million. The decrease was primarily due to (i) a decrease in third party acquisition costs related to a cessation or decline in acquisitions prospects which were actively pursued during the prior year, partially offset by acquisition related activity of the Company's newly formed subsidiary (CHI Power, Inc.), coupled with the expensing of pumped storage development costs which were previously capitalized; (ii) a decrease in travel, meetings, and seminars as part of an overall cost reduction effort made by the Company; and (iii) a reduction in time spent by certain management personnel on general and administrative activities offset by an increase in administrative salaries and benefits due to costs associated with CHI Power, Inc., coupled with a severance accrual for the Company's former President.

      Depreciation and Amortization. Depreciation and amortization increased by $0.2 million (2.1%) from $9.6 million to $9.8 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, depreciation and amortization decreased $0.6 million (6.7%) from $9.0 million to $8.4 million. The decrease was primarily due to a write-down of impaired assets in the fiscal year ended June 30, 1996 as a result of the implementation of SFAS
121. See Note 7 of the Notes to Consolidated Financial Statements.

      SFAS 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company implemented SFAS 121 in the second quarter of the fiscal year ended June 30, 1996. This statement establishes accounting standards for determining impairment of long-lived assets and long-lived assets to be disposed of. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. For assets in use or under development, impairment is determined to exist if the estimated future cash flow associated with the asset, undiscounted and without interest charges, is less than the carrying amount of the asset. When the estimated future cash flow indicates that the carrying amount of the asset will not be recovered, the asset is written down to its fair value.

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

      As a result of the factors noted above, in the fiscal year ended June 30, 1996 the Company recorded an impairment charge of $87.2 million as a component of its loss from operations. In addition, a deferred tax benefit and a benefit for minority interests in loss of consolidated subsidiaries of $7.9 million and $2.1 million, respectively, were recorded as of that date. Of the total charges, $38.5 million was attributable to pumped storage development assets, resulting in an aggregate remaining carrying value of such assets of $0.1 million, $44.9 million was attributable to certain conventional hydroelectric assets, resulting in an aggregate remaining carrying value for such written down assets of $26.0 million, and $3.8 million was attributable to an other than temporary decline in the value of certain investments in partnerships which own hydroelectric facilities, resulting in an aggregate remaining carrying value of such assets of $0.8 million. In accordance with SFAS 121, the carrying value of these written down assets now reflects management's best estimate as to their fair value, although there can be no assurance that future events or changes in circumstances will not require that such assets, or other of the Company's assets, be written down in the future.

      In conjunction with the adoption of SFAS 121, during the third quarter of the fiscal year ended June 30, 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the loss from operations and the loss net of tax benefit by approximately $0.5 million for the fiscal year ended June 30, 1996.

Interest Expense

      Interest expense increased by $5.1 million (23.4%) from $21.8 million to $26.9 million for the fiscal years ended June 30, 1995 and 1996, respectively. Excluding the results of HDG, interest expense increased $2.9 million (14.2%) from $20.4 million to $23.3 million. The increase was primarily due to the increasing principal balance of the Senior Discount Notes which resulted in a corresponding increase in interest expense and the effect of expensing interest (for the second half of the fiscal year ended June 30, 1996) that had been capitalized during the fiscal year ended June 30, 1995.

Minority Interests in Loss of Consolidated Subsidiaries

      The Company recognized a benefit of approximately $2.1 million for the fiscal year ended June 30, 1996 resulting from the minority shareholders' interest in the loss of certain consolidated subsidiaries related to the write-down of pumped storage development assets in accordance with SFAS 121 (discussed above).

Benefit for Income Taxes

      The Company recognized a deferred tax benefit of approximately $8.0 million for the fiscal year ended June 30, 1996. The benefit relates to the write-down of certain long-lived assets in accordance with SFAS 121 (discussed above). The effective tax rate of the deferred benefit recognized from the write-down differs from the federal statutory rate due to the reduction of deferred tax liabilities offset by the increase in the valuation allowance attributable to tax assets related to net operating loss carryforwards. The valuation allowance increased due to the reduction of taxable temporary differences for book depreciation and amortization previously projected to be recognized during the net operating loss carryforward period.


LIQUIDITY AND CAPITAL RESOURCES

      As more fully described in the Consolidated Financial Statements and related Notes thereto, the cash flow of the Company was comprised of the following:

                                                    REORGANIZED
                                                      COMPANY                              PREDECESSOR COMPANY
                                                    -----------------------------------------------------------------------------

                                                                              TWELVE MONTHS     TWELVE MONTHS     TWELVE MONTHS
                                                                                   ENDED             ENDED             ENDED
                                                      NOV. 8 -      JULY 1 -  JUNE 30, 1997     JUNE 30, 1996     JUNE 30, 1995
                                                      DEC. 31,      NOV. 7,
                                                        1997          1997
                                                    ------------------------- ----------------- ----------------- ---------------


  Net cash provided by/(used in)
        Operating activities.....................   $   2,327     $  1,457)      $14,172         $  16,750    $   14,328
        Investing activities.....................        (876)        (425)                         (5,720)       (43,629)
                                                                                     731
        Financing activities.....................     (10,718)      (9,355)       (6,235)           (3,878)        31,828
                                                    -----------    --------    ---------          --------      -------------
     Net  (decrease)/increase  in cash  and cash
     equivalents.................................   $  (9,267)     $(11,237)   $   8,668         $   7,152      $   2,527
                                                    ==========     =========    ========          ========      =============


      Management believes that cash provided from operations will be sufficient to satisfy substantially all of the Company's planned capital expenditures and working capital needs during 1998. In addition, the Company has received a commitment, subject to certain conditions precedent, for a new, secured $15 million working capital and letter of credit facility which the Company expects to close in the near future. The new facility will provide additional liquidity to support the Company's existing operations as well as its future growth.

      For the period from November 8, 1997 to December 31, 1997, the cash flow provided by operating activities was principally the result of the $0.7 million net income for such period, a $1.6 million increase in accounts payable and accrued expenses, $1.1 million of depreciation and amortization, a $0.6 million benefit relating to deferred tax liabilities and a $0.4 million decrease in prepaid expenses, offset by $0.5 million of cash used for reorganization items and a $1.7 million increase in accounts receivable. The cash flow used in investing activities was primarily attributable to $0.2 million of capital expenditures and a $0.6 million increase in investments and other long-term assets. The cash flow used in financing activities was primarily due to the payment of $10.0 million to holders of the Senior Discount Notes, the repayment of $0.3 million of project debt (see -- "Summary of Indebtedness"), and a $0.4 million decrease in other long-term liabilities.

      For the period from July 1 to November 7, 1997, the cash flow used in operating activities was principally the result of the $78.0 million net income for such period, adjusted for $4.6 million of non-cash interest and other charges, $8.8 million of reorganization costs and fair value adjustments, $3.0 million of depreciation and amortization, $0.8 million of distributed earnings of affiliates and a $0.5 decrease in accounts receivable, offset by a $87.2 million gain on extinguishment of debt, $8.6 million gain on adjustment to debt, $0.7 million cash used for reorganization items and a $0.3 million decrease in accounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to $1.1 million of capital expenditures and a $1.3 million increase in investments and other long-term assets, offset by $2.0 million of net cash proceeds received from the disposition of assets. The cash flow used in financing activities was primarily due to the payment of $5.0 million to holders of the Senior Discount Notes and the repayment of $4.5 million of project debt (see - "Summary of Indebtedness"), offset by a $0.2 million increase in other long-term liabilities.

      Cash provided by operating activities decreased by $2.7 million for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. The decrease resulted from a $4.8 decrease in income before depreciation and amortization, non-cash interest and other charges, reorganization costs and fair value adjustments, benefit relating to deferred tax liabilities, extraordinary gain on extinguishment of debt, gain on adjustment to project development debt, non-cash adjustment to impairment of long-lived assets, gain on disposal of assets and distributed earnings of affiliates and a $1.3 million decrease in cash used for reorganization items, offset by a $3.4 million increase resulting from variations in other operating items (accounts receivable, prepaid expenses, accounts payable and accrued expenses).

      For the fiscal year ended June 30, 1997, the cash flow provided by operating activities was principally the result of the $5.4 million net loss for such period, adjusted for $21.6 million of non-cash interest and other charges and $8.7 million of depreciation and amortization , offset by a $5.7 million gain on extinguishment of debt, a $1.0 million deferred tax benefit, a $2.9 million decrease in accounts payable and accrued expenses, $0.7 million of undistributed earnings of affiliates and a $0.4 million increase in prepaid expenses and other current assets. The cash flow provided by investing activities was primarily attributable to $12.0 million of net cash proceeds received from the sale of the CHI Maine assets, offset by $4.4 million of investments in upgrading existing conventional projects, a $4.9 million increase in investments and other long term assets and $2.0 million investment in conventional development during the fiscal year ended June 30, 1997. The cash flow used in financing activities was primarily due to the repayment of $6.3 million of project debt (see - "Summary of Indebtedness"), offset by a $0.2 million increase in other long-term liabilities.

      Cash provided by operating activities decreased by $2.6 million for the fiscal year ended June 30, 1997 as compared to the fiscal year ended June 30, 1996. The decrease resulted from a $0.5 million increase in income before depreciation and amortization, non-cash interest and other charges, non-cash charge for impairment of long-lived assets, benefit relating to deferred tax liabilities, extraordinary gain on extinguishment of debt, minority interests in loss of consolidated subsidiaries and undistributed earnings of affiliates, offset by a $3.1 million decrease resulting from variations in other operating items (accounts receivable, prepaid expenses, accounts payable and accrued expenses).


      For the fiscal year ended June 30, 1996, the cash flow provided by operating activities was principally the result of the $88.3 million net loss for such period, adjusted for an $87.2 million non-cash charge for impairment of long-lived assets, and benefits of $8.0 million and $2.1 million for deferred tax and minority interests in loss of consolidated subsidiaries, respectively, resulting from such impairment charge, $0.3 million in undistributed earnings of affiliates and a $1.6 million increase in accounts receivable, offset by $9.8 million of depreciation and amortization, $18.6 million for non-cash interest and other charges and a $1.4 million increase in accounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to $2.2 million of capital expenditures, a $2.4 million investment in conventional and pumped storage development and a $1.2 million increase in investments and other long-term assets during the fiscal year ended June 30, 1996. Of the pumped storage and conventional development expenditures, approximately $1.6 million was attributable to capitalized interest costs and $1.0 million was attributable to the funding of committed development capital for the Summit and other pumped storage projects. The cash flow used in financing activities was due primarily to repayment of $4.3 million of project debt (see "--Summary of Indebtedness"), offset by a $0.3 million increase in other long-term liabilities.

      Cash provided by operating activities increased by $2.4 million for the fiscal year ended June 30, 1996 as compared to the fiscal year ended June 30, 1995. The increase resulted from a $6.4 million increase in income before depreciation and amortization, non-cash interest and other charges, non-cash charge for impairment of long-lived assets, benefit relating to deferred tax liabilities, extraordinary gain on extinguishment of debt, minority interests in loss of consolidated subsidiaries and undistributed earnings of affiliates, offset by a $4.0 million decrease resulting from variations in other operating items (account receivable, prepaid expenses, accounts payable and accrued expenses).

      For the fiscal year ended June 30, 1995, the cash flow provided by operating activities was principally the result of the $16.3 million net loss for the year offset by $16.0 million from a charge for non-cash interest, $9.6 million of depreciation and amortization, a $1.3 million non-cash charge for impairment of long-lived assets, $2.4 million of a decrease in accounts receivable and $1.4 million of an increase in amounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to $35.5 million utilized for the acquisitions of the HDG projects and the $6.1 million investment in pumped storage and conventional development and $2.9 million of capital expenditures during the fiscal year ended June 30, 1995. Of the pumped storage and conventional development expenditures, approximately $1.7 million was attributable to capitalized interest costs, $0.6 million was financed through non-recourse debt and approximately $2.9 million was attributable to the funding of committed development capital for the Summit project. The cash flow provided by financing activities was largely due to the $35.9 million of additional debt incurred in connection with the HDG acquisition offset by repayment of $4.9 million of project debt.

SUMMARY OF INDEBTEDNESS

                                            REORGANIZED
                                               COMPANY                                 PREDECESSOR COMPANY
                                            ---------------  ---------------------------------------------------------
                                                             PRINCIPAL AMOUNT OUTSTANDING AS OF
                                               DEC. 31,        JUNE 30,              JUNE 30,         JUNE 30,
                                                 1997            1997                  1996             1995
                                            --------------- --------------------------------------------------------



Company debt, excluding non-recourse
       debt of subsidiaries                      $ --          $ 169,813             $ 151,131       $ 134,506
    Non-recourse debt of subsidiaries            87,971          100,268               115,489         119,372
    Current portion of long-term debt            (5,355)          (7,466)               (6,462)         (4,991)
                                             -----------     ------------          ------------     -------------
          Total long-term debt obligations    $ 82,616        $ 262,615              $ 260,158        $ 248,887
                                             ===========     ============          ============     =============

      In October 1993, Den norske Bank AS ("DnB"), provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. Under certain limited circumstances, pursuant to the terms of the credit agreement, DnB had the right, upon notice to the Company, to limit any further borrowings under the DnB Facility and require the Company to repay any and all outstanding indebtedness thereunder within one year from the date DnB provides such notice to the Company.

      On December 3, 1996, the Company amended the DnB Facility (the "Amendment"), which, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $5.9 million at June 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $1.9 million at December 31, 1997. As of December 31, 1997, the DnB Facility is still in effect per the terms of the Amendment. The Company has received a commitment, subject to certain conditions precedent, for a new, secured $15 million working capital and letter of credit facility which the Company expects to close by April 30, 1998. The new working capital facility will replace the DnB Facility.

      On March 20, 1997, the Company, at a meeting with certain holders of the Senior Discount Notes (the "Bondholders"), announced an outline for its current business strategy and made a proposal to restructure its outstanding debt and equity. Subsequently, the Bondholders formed a committee to discuss a possible restructuring with the Company (the "Unofficial Bondholders' Committee"). On June 4, 1997, CHI reached an agreement in principle with the Unofficial Bondholders' Committee on the terms of the Plan of Reorganization. On August 8, 1997, pursuant to a disclosure statement dated August 8, 1997, CHI commenced the solicitation of votes from holders of Senior Discount Notes and holders of the 13 1/2% Cumulative Redeemable Preferred Stock ("Series H Preferred"), the Series F Preferred and the Series G Preferred, (collectively the "Old Preferred Stock") for the acceptance or rejection of the Plan of Reorganization. This solicitation was conducted prior to the filing by CHI of a case under chapter 11 of the Bankruptcy Code so as to significantly shorten the pendency of the case and to simplify its administration. The solicitation was successfully completed on September 9, 1997, and CHI commenced the chapter 11 case on September 15, 1997 in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). None of CHI's subsidiaries commenced a case under the Bankruptcy Code. The Bankruptcy Court confirmed the Plan of Reorganization on October 23, 1997 and the Company emerged from bankruptcy effective November 7, 1997.

      Under the Plan of Reorganization, CHI's Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock issued on the Effective Date (the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described as follows); the holders of Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock (the "New Warrants"), subject to dilution from the Management Options; and CHI's Old Common Stock was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. In addition, certain members of CHI's senior management team entered into new employment agreements in connection with the restructuring.


ITEM 7A.       QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------
            Not Applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (POST-EMERGENCE)


To the Board of Directors
and Stockholders of CHI Energy, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CHI Energy, Inc., (formerly Consolidated Hydro, Inc. (CHI) and its subsidiaries (collectively, the "Company") at December 31, 1997 and the results of their operations and their cash flows for the eight weeks then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 2 to the consolidated financial statements, on October 23, 1997, the United States Bankruptcy Court for the District of Delaware confirmed CHI Energy, Inc.'s plan of reorganization (the "plan"). Confirmation of the plan resulted in the discharge of certain claims against CHI that arose before September 15, 1997 and substantially alters the rights and interests of certain debt and equity securities holders as provided for in the plan. The plan became effective on November 7, 1997 and the parent company emerged from bankruptcy. In connection with its emergence from bankruptcy, CHI adopted fresh-start reporting as of November 8, 1997.



New York, New York
March 27, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (PRE-EMERGENCE)



To the Board of Directors
and Stockholders of CHI Energy, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.) and its subsidiaries (collectively, the "Company") at June 30, 1997 and 1996, and the results of their operations, stockholders' equity (deficit) and their cash flows for the eighteen weeks ended November 7, 1997 and for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes 1 and 2 to the consolidated financial statements, on September 15, 1997, CHI Energy, Inc., the parent company, filed a petition with the United States Bankruptcy Court for the District of Delaware under the provisions of Chapter 11 of the Bankruptcy Code. None of the Company's subsidiaries were party to the case under the Bankruptcy Code. The Company's plan of reorganization became effective on November 7, 1997 and the parent company emerged from bankruptcy. In connection with its emergence from bankruptcy, the company adopted fresh-start reporting as of November 8, 1997.





New York, New York
March 27, 1998

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)

                                                                  REORGANIZED
                                                                    COMPANY                 PREDECESSOR COMPANY
                                                                   NOV. 8 TO     JULY 1 TO
                                                                    DEC. 31       NOV. 7         YEAR ENDED JUNE 30,
                                                                                           ------------------------------
                                                                    1 9 9 7       1 9 9 7   1 9 9 7    1 9 9 6   1 9 9 5
                                                                    -------       -------   -------    -------   -------
OPERATING REVENUES:
    Power generation revenue                                        $ 6,598      $ 8,661   $ 50,665  $ 49,761   $ 39,387
    Management fees and operations & maintenance revenues             1,437        2,713      5,395     4,986      4,326
    Equity income in partnership interests and other
      partnership income                                                203          212      1,320       737        245
                                                                  ---------    ---------  ---------  --------  ---------
                                                                      8,238       11,586     57,380    55,484     43,958
                                                                  ---------    ---------  ---------  --------  ---------
COSTS AND EXPENSES:
    Operating                                                         2,566        6,588     18,015    17,957     15,895
    General and administrative                                        1,174        2,172      8,422     6,447      6,799
    Charge for employee and director equity participation
      programs                                                            -            -        100       259        339
    Reorganization costs                                                  -        3,978          -         -          -
    Fair value adjustments                                                -        4,855          -         -          -
    Depreciation and amortization                                     1,105        3,009      8,661     9,846      9,625
    Lease expense to a related party                                      -        1,274      3,549     3,532      3,495
    Lease expense to unrelated parties                                  900          727      2,215     2,540      2,258
    (Adjustment to)/charge for impairment of long-lived
       assets                                                             -          (75)        83    87,202      1,272
                                                                  ---------    ---------  ---------  --------  ---------
                                                                      5,745       22,528     41,045   127,783     39,683
                                                                  ---------    ---------  ---------  --------  ---------

         Income/(loss) from operations                                2,493      (10,942)    16,335   (72,299)     4,275

INTEREST INCOME                                                         242          739      1,661     1,032      1,416
OTHER INCOME                                                              6           57        434       368        185
GAIN ON ADJUSTMENT TO PROJECT DEVELOPMENT DEBT                            -        8,568          -         -          -
INTEREST EXPENSE ON INDEBTEDNESS TO RELATED PARTIES                       -       (2,752)   (10,519)   (9,927)    (7,001)
INTEREST EXPENSE ON INDEBTEDNESS TO UNRELATED PARTIES                (1,260)      (4,989)   (19,072)  (16,949)   (14,777)
MINORITY INTERESTS IN LOSS OF CONSOLIDATED SUBSIDIARIES                   -            -          -     2,063          3
                                                                  ---------    ---------  ---------  --------  ---------
          Income/(loss) before (provision)/benefit for income
            taxes and extraordinary item                              1,481       (9,319)   (11,161)  (95,712)   (15,899)

(PROVISION)/BENEFIT  FOR INCOME TAXES                                  (776)          69        119     7,381       (377)
                                                                  ---------    ---------  ---------  --------  ---------
          Income/(loss) before extraordinary items                      705       (9,250)   (11,042)  (88,331)   (16,276)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (NET OF INCOME
         TAX OF ZERO AND $3,414 AS OF NOVEMBER 7 AND JUNE 30,
         1997, RESPECTIVELY)                                              -       87,218      5,658         -          -
                                                                  ---------    ---------  ---------  --------  ---------
        NET INCOME/(LOSS)                                             $ 705     $ 77,968   $ (5,384)$ (88,331) $ (16,276)
                                                                  =========    =========  =========  ========  =========

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK:
    Net income/(loss)                                                 $ 705     $ 77,968   $ (5,384)$ (88,331) $ (16,276)
    Dividends declared on preferred stock                                 -       (3,370)   (14,911)  (13,057)   (11,433)
    Accretion of preferred stock                                          -         (179)      (857)     (857)      (857)
    Undeclared dividends on cumulative preferred stock                    -       (2,511)   (10,123)   (9,818)    (9,818)
                                                                  ---------    ---------  ---------  --------  ---------
                                                                      $ 705     $ 71,908  $ (31,275)$(112,063) $ (38,384)
                                                                  =========    =========  =========  ========  =========

BASIC NET INCOME PER COMMON SHARE (A)                                $ 0.07
                                                                ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (A)                     10,000,000
                                                                ===========


(a) Share and per share data are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                   (Amounts in thousands except share amounts)

                                                                                             REORGANIZED
                                                                                               COMPANY       PREDECESSOR COMPANY
                                                                                               DEC. 31,            JUNE 30,
                                                                                               1 9 9 7        1 9 9 7    1 9 9 6
                                                                                              --------        --------   -------
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                        $ 6,869       $ 24,247  $ 10,598
  Cash and cash equivalents restricted                                                            5,129          8,255    13,236
  Accounts receivable, net                                                                        7,957          6,803     7,854
  Prepaid expenses and other current assets                                                       1,406          1,698     1,353
                                                                                             ----------      ---------  --------
      Total current assets                                                                       21,361         41,003    33,041

PROPERTY, PLANT AND EQUIPMENT, NET                                                               93,692        125,954   126,133

FACILITIES UNDER DEVELOPMENT                                                                          -            100     1,217

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                  17,300              -         -

INTANGIBLE ASSETS, NET                                                                           47,800         47,785    50,746

ASSETS TO BE DISPOSED OF                                                                              -          1,914    15,066

INVESTMENTS AND OTHER ASSETS                                                                     41,808         26,872    18,454
                                                                                             ----------      ---------  --------
                                                                                              $ 221,961      $ 243,628 $ 244,657
                                                                                             ==========      =========  ========

  LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
  --------------------------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                         $ 7,990        $ 6,458   $ 9,599
  Current portion of long-term debt payable to a related party                                        -          3,234     2,305
  Current portion of long-term debt and obligations under capital leases payable to
     unrelated parties                                                                            5,355          4,232     4,157
                                                                                             ----------      ---------  --------
      Total current liabilities                                                                  13,345         13,924    16,061

LONG-TERM DEBT PAYABLE TO RELATED PARTIES                                                             -         90,918    87,406

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES PAYABLE TO UNRELATED PARTIES                 82,616        171,697   172,752

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                              40,195         42,396    38,461

COMMITMENTS AND CONTINGENCIES

MANDATORILY REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE, AT REDEMPTION
  VALUE OF $1,000 PER SHARE, JUNIOR IN LIQUIDATION PREFERENCE TO SERIES F PREFERRED STOCK:
    Series H, 136,950 shares authorized, issued and outstanding ($119,923 and $105,012 liquidation preference at June 30, 1997 and 1996, respectively), canceled on
     November 7, 1997                                                                                 -        114,372    98,604
                                                                                             ----------      ---------  --------
          Total liabilities and mandatorily redeemable preferred stock                          136,156        433,307   413,284
                                                                                             ----------      ---------  --------

STOCKHOLDERS' EQUITY/(DEFICIT):
  PREFERRED STOCK, $.01 PAR VALUE, AT REDEMPTION VALUE OF $1,000 PER SHARE:
    Series F, 56,279 and 55,000 shares authorized issued and outstanding at June
       30, 1997 and 1996, respectively ($56,279 and $55,000 liquidation preference at June 30, 1997 and 1996, respectively), canceled -n Nov.
       7,49,356 49,356
    Series G, 56,279 and 55,000 shares authorized issued and outstanding at June
       30, 1997 and 1996, respectively ($56,279 and $55,000 liquidation preference at June 30, 1997 and 1996, respectively), canceled -n Nov.
       7,49,356 49,356
  PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NO SHARES ISSUED                     -              -         -
  COMMON STOCK, $.001 PAR VALUE
    Class A common stock, $.001 par value, 9,000,000 shares authorized,
       3,831,683 and 4,576,925 unissued shares reserved, 1,834,235 and 1,834,235 shares issued and 1,285,762 and 1,285,762 shares outstanding at June 30,
       1997 and 1996, respectively, canceled on Nov. 7, 1997 - 2 2
    Class B common stock, $.001 par value, 1,000,000 shares authorized, 246,510 unissued shares
       reserved, no shares issued and outstanding, canceled on Nov. 7, 1997                           -              -         -
  COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES AUTHORIZED
    Class A common stock, 9,085,290 shares issued and outstanding at December 31, 1997               91              -         -
    Class B common stock, 914,710 shares issued and outstanding at December 31, 1997                  9              -         -
  ADDITIONAL PAID-IN CAPITAL, INCLUDING $2,064 RELATED TO WARRANTS AT DECEMBER 31, 1997
     AND $5,966 RELATED TO WARRANTS AT JUNE 30, 1997 AND 1996                                    85,000         13,497    13,497
  RETAINED EARNINGS/(ACCUMULATED DEFICIT)                                                           705       (280,579) (259,427)
                                                                                             ----------      ---------  --------
                                                                                                 85,805       (168,368) (147,216)

     Less: Deferred compensation                                                                      -           (250)     (350)
              Treasury stock (common: 548,473 shares at June 30, 1997 and 1996), at
              cost, canceled on November 7, 1997                                                      -        (21,061)  (21,061)
                                                                                             ----------      ---------  --------
        Total stockholders' equity/(deficit)                                                     85,805       (189,679) (168,627)
                                                                                             ----------      ---------  --------
                                                                                              $ 221,961      $ 243,628 $ 244,657
                                                                                             ==========      =========  ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (Amounts in thousands except share amounts)

                                                                      PREFERRED STOCK             COMMON STOCK
                                                                    NUMBER                     NUMBER                ADDITIONAL
                                                                   OF SHARES    REPORTED     OF SHARES       PAR      PAID-IN
                                                                  OUTSTANDING    AMOUNT     OUTSTANDING     VALUE     CAPITAL
                                                                  -----------    ------     -----------     -----     -------
PREDECESSOR COMPANY
BALANCE JUNE 30, 1994                                               110,000    $98,712      1,266,298     $    2    $ 12,877
  Annual dividend of $83.48 per share, mandatorily redeemable
    Series H Preferred
  Accretion of Series H Preferred
  Issuance of common stock and related deferred compensation                                   12,400                    620
  Recognition of board of directors and employee compensation expense related to the issuance of common stock
  Compensation expense related to conversion of
    Performance Unit Plan to Stock Option Plan in 1993
  Net loss
                                                                 ----------   --------    -----------      -----    --------
BALANCE JUNE 30, 1995                                               110,000     98,712      1,278,698          2      13,497
  Annual dividend of $95.34 per share, mandatorily redeemable
    Series H Preferred
  Accretion of Series H Preferred
  Issuance of Class A common stock, $.001 par value                                             7,064
  Recognition of board of directors and employee compensation expense related to the issuance of common stock
  Compensation expense related to conversion of
    Performance Unit Plan to Stock Option Plan in 1993
  Net loss
                                                                 ----------   --------    -----------      -----    --------
BALANCE JUNE 30, 1996                                               110,000     98,712      1,285,762          2      13,497
  Annual dividend of $108.88 per share, mandatorily redeemable
    Series H Preferred
  Accretion of Series H Preferred
  Recognition of employee compensation
    expense related to the issuance of common stock
  Issuance of preferred stock                                         2,558
  Net loss
                                                                 ----------   --------    -----------      -----    --------
BALANCE JUNE 30, 1997                                               112,558     98,712      1,285,762          2      13,497
  Dividend of $24.63 per share, mandatorily redeemable
    Series H Preferred - July 1, 1997 to September 14, 1997
  Accretion of Series H Preferred
  Net income
  Fair value adjustments                                           (112,558)   (98,712)     8,714,238         98      71,503
                                                                 ----------   --------    -----------      -----    --------
REORGANIZED COMPANY
BALANCE NOVEMBER 7, 1997                                                 -          -      10,000,000        100      85,000
  Net income
                                                                 ----------   --------    -----------      -----    --------
BALANCE DECEMBER 31, 1997                                                -          -      10,000,000      $ 100    $ 85,000
                                                                 ==========   ========    ===========      =====    ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


[TABLE CONTINUED ON FOLLOWING PAGE 41-B]

                                      41-A

[TABLE CONTINUED FROM PREVIOUS PAGE 41-A]


                                                                     RETAINED                                       TOTAL
                                                                     EARNINGS                                   STOCKHOLDERS'
                                                                   (ACCUMULATED    DEFERRED       TREASURY         EQUITY
                                                                     DEFICIT)     COMPENSATION      STOCK         (DEFICIT)
                                                                     --------     ------------      -----         ---------
PREDECESSOR COMPANY
BALANCE JUNE 30, 1994                                             $ (128,616)      $ (328)      $ (21,061)      $ (38,414)
  Annual dividend of $83.48 per share, mandatorily redeemable                                                         -
    Series H Preferred                                               (11,433)                                     (11,433)
  Accretion of Series H Preferred                                       (857)                                        (857)
  Issuance of common stock and related deferred compensation                         (620)                            -
  Recognition of board of directors and employee compensation
    expense related to the issuance of common stock                                   110                             110
  Compensation expense related to conversion of
    Performance Unit Plan to Stock Option Plan in 1993                                229                             229
  Net loss                                                           (16,276)                                     (16,276)
                                                                 -----------      -------       ---------     -----------
BALANCE JUNE 30, 1995                                               (157,182)        (609)        (21,061)        (66,641)
  Annual dividend of $95.34 per share, mandatorily redeemable
    Series H Preferred                                               (13,057)                                     (13,057)
  Accretion of Series H Preferred                                       (857)                                        (857)
  Issuance of Class A common stock, $.001 par value
  Recognition of board of directors and employee compensation
    expense related to the issuance of common stock                                  160                              160
  Compensation expense related to conversion of
    Performance Unit Plan to Stock Option Plan in 1993                                99                               99
  Net loss                                                           (88,331)                                     (88,331)
                                                                 -----------      -------       ---------     -----------
BALANCE JUNE 30, 1996                                               (259,427)       (350)        (21,061)        (168,627)
  Annual dividend of $108.88 per share, mandatorily redeemable
    Series H Preferred                                               (14,911)                                     (14,911)
  Accretion of Series H Preferred                                       (857)                                        (857)
  Recognition of employee compensation
    expense related to the issuance of common stock                                  100                              100
  Issuance of preferred stock
  Net loss                                                            (5,384)                                      (5,384)
                                                                 -----------      -------       ---------     -----------
BALANCE JUNE 30, 1997                                               (280,579)       (250)        (21,061)        (189,679)
  Dividend of $24.63 per share, mandatorily redeemable
    Series H Preferred - July 1, 1997 to September 14, 1997           (3,370)                                      (3,370)
  Accretion of Series H Preferred                                       (179)                                        (179)
  Net income                                                          77,968                                       77,968
  Fair value adjustments                                             206,160         250          21,061          200,360
                                                                 -----------      -------       ---------     -----------
REORGANIZED COMPANY
BALANCE NOVEMBER 7, 1997                                                  -           -               -            85,100
  Net income                                                             705                                          705
                                                                 -----------      -------       ---------     -----------
BALANCE DECEMBER 31, 1997                                              $ 705          -               -          $ 85,805
                                                                 ===========      =======       =========     ===========

                                      41-B

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Amounts in thousands except share amounts)

                                                                   REORGANIZED
                                                                     COMPANY                PREDECESSOR COMPANY
                                                                    NOV. 8 TO   JULY 1 TO
                                                                     DEC. 31      NOV. 7         YEAR ENDED JUNE 30,
                                                                                                 -------------------
                                                                     1 9 9 7     1 9 9 7    1 9 9 7    1 9 9 6   1 9 9 5
                                                                     -------     -------    -------    -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income/(loss)                                                 $ 705     $ 77,968   $ (5,384)$ (88,331) $ (16,276)

   Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities before reorganization items:
      Non-cash interest and other charges                                89        4,629     21,566    18,616     15,999
      Reorganization costs                                                -        3,978          -         -          -
      Fair value adjustments                                              -        4,855          -         -          -
      Change in deferred tax liabilities                                571         (213)    (1,032)   (7,951)         -
      Extraordinary gain on extinguishment of debt                        -      (87,218)    (5,658)        -          -
      Gain on adjustment to project development debt                      -       (8,568)         -         -          -
      Non-cash (adjustment to)/charge for impairment of long-lived
        assets                                                            -          (75)        83    87,202      1,272
      Gain on disposal of assets                                          -          (17)         -         -          -
      Depreciation and amortization                                   1,105        3,009      8,661     9,846      9,625
      Minority interests in loss of consolidated subsidiaries             -            -          -    (2,063)        (3)
      Distributed/(undistributed) earnings of affiliates                 90          788       (696)     (317)         -
      (Increase)/decrease in accounts receivable                     (1,700)         546        (47)   (1,575)     2,366
      Decrease/(increase) in prepaid expenses                           415         (123)      (375)      (40)        (5)
      Increase/(decrease) in accounts payable and accrued expenses    1,598         (267)    (2,946)    1,363      1,350
                                                                   --------    ---------    -------   -------   --------
        Net cash provided by/(used in) operating activities before
          reorganization items                                        2,873         (708)    14,172    16,750     14,328
                                                                   --------    ---------    -------   -------   --------
   Operating cash flows used for reorganization items:
      Professional fees                                                (546)        (749)         -         -          -
                                                                   --------    ---------    -------   -------   --------
        Net cash used for reorganization items                         (546)        (749)         -         -          -
                                                                   --------    ---------    -------   -------   --------
        Net cash (used in)/provided by operating activities           2,327       (1,457)    14,172    16,750     14,328
                                                                   --------    ---------    -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Cost of acquisitions                                                -            -          -         -    (35,503)
      Proceeds from disposition of assets                                 -        2,006     12,002         -          -
      Cost of development expenditures                                    -            -     (2,045)   (2,381)    (6,086)
      Capital expenditures                                             (230)      (1,109)    (4,358)   (2,230)    (2,905)
      (Increase)/decrease in investments and other long-term assets    (646)      (1,322)    (4,868)   (1,109)       865
                                                                   --------    ---------    -------   -------   --------
           Net cash (used in)/provided by investing activities         (876)        (425)       731    (5,720)   (43,629)
                                                                   --------    ---------    -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payment of refinancing costs                                        -            -       (310)        -          -
      Long-term borrowings from related parties                           -            -          -         -     35,900
      Long-term borrowings from unrelated parties                         4            9        149       120      1,168
      Payments to a related party on long-term borrowings                 -       (2,271)    (2,304)     (269)      (488)
      Payments to unrelated parties on long-term borrowings            (296)      (2,245)    (3,999)   (4,018)    (4,402)
      (Decrease)/increase in other long-term liabilities               (426)         152        229       289       (350)
      Payments to holders of Senior Discount Notes                  (10,000)      (5,000)
                                                                   --------    ---------    -------   -------   --------
          Net cash (used in)/provided by financing activities       (10,718)      (9,355)    (6,235)   (3,878)    31,828
                                                                   --------    ---------    -------   -------   --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                 (9,267)     (11,237)     8,668     7,152      2,527

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                21,265       32,502     23,834    16,682     14,155
                                                                   --------    ---------    -------   -------   --------
CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                    $ 11,998     $ 21,265   $ 32,502  $ 23,834   $ 16,682
                                                                   ========    =========    =======   =======   ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (Amounts in thousands except share amounts)
                                   (continued)

                                                                   REORGANIZED
                                                                     COMPANY               PREDECESSOR COMPANY
                                                                    NOV. 8 TO   JULY 1 TO
                                                                     DEC. 31     NOV. 7          YEAR ENDED JUNE 30,
                                                                                                 -------------------
                                                                     1 9 9 7     1 9 9 7    1 9 9 7   1 9 9 6    1 9 9 5
                                                                     -------     -------    -------   -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        CASH PAID DURING THE PERIOD FOR:
        Interest paid to a related party                                $ -        $ 819    $ 4,275   $ 2,720    $ 1,406
                                                                  =========    =========  =========  ========  =========
        Interest paid to unrelated parties                            $ 290      $ 2,100    $ 5,047   $ 6,865    $ 6,309
                                                                  =========    =========  =========  ========  =========
        Income taxes, net                                             $ 112        $ 379      $ 288     $ 622      $ 349
                                                                  =========    =========  =========  ========  =========



SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        INVESTING:
        The Company acquired the common stock or hydroelectric
         assets of certain entities amounting to the following:
             Fair value of assets acquired                          $ -            $  -        $ 28   $ -       $ 49,165
             Cash paid                                                                -          -      -         35,503
                                                                  ---------    ---------  ---------  --------  ---------
             Liabilities assumed                                    $ -             $ -        $ 28   $ -       $ 13,662
                                                                  =========    =========  =========  ========  =========



        FINANCING:

        Series H mandatorily redeemable preferred stock increased $179 for the period from July 1 to November 7, 1997, and $857 for each of the fiscal years ended June 30, 1997, 1996 and 1995 as a result of the accretion of the difference between the fair market value at issuance and the redemption value.


        Series H mandatorily redeemable preferred stock increased $3,370, $14,911, $13,057 and $11,433 for the period from July 1 to November 7, 1997, and the fiscal years ended June 30, 1997, 1996 and 1995, respectively, as a result of declared dividends which increased the liquidation preference.


        Long-term debt and obligations under capital leases increased by $10,189, $20,066, $17,913 and $15,515 for the period from July 1 to
        November 7, 1997, and the fiscal years ended June 30, 1997, 1996 and 1995, respectively, as a result of non-cash interest.


        In accordance with the Plan of Reorganization, the Company exchanged New Common Stock for Senior Discount Notes and New Warrants for Old Preferred Stock. See Note 1.




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 1 - ORGANIZATION

      CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. Industrial infrastructure assets include power plants, steam boilers, air compressors, water and wastewater treatment facilities, and other utility-type facilities that support the manufacture of products in capital intensive process industries such as pulp and paper, chemicals, textile, food and beverage, etc. As of December 31, 1997 and June 30, 1997, 1996 and 1995, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 336, 343, 344 and 379 megawatts ("MW"), respectively.

      On June 4, 1997, CHI, the holders of a majority of the Company's 13 1/2% Cumulative Redeemable Preferred Stock (the "Series H Preferred"), 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred") and 9 1/2% Junior Convertible Voting Preferred Stock (the "Series G Preferred", and together with the Series H Preferred and the Series F Preferred, the "Old Preferred Stock") as well as an informal committee of institutions that owned, or represented beneficial holders that owned, approximately 89.2% of CHI's outstanding 12% Senior Discount Notes due 2003 (the "Senior Discount Notes") (the "Unofficial Bondholders' Committee") reached an agreement in principle on the terms of a restructuring to be accomplished pursuant to a plan of reorganization (the "Plan of Reorganization") under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On August 8, 1997, pursuant to a disclosure statement (the "Disclosure Statement"), CHI commenced a prepetition solicitation of votes by the holders of Senior Discount Notes and Old Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Senior Discount Notes and Old Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of 100% of the Senior Discount Notes and by holders of greater than 97% of the Old Preferred Stock.

      On September 15, 1997, CHI commenced its case under chapter 11 of the Bankruptcy Code and filed the Plan of Reorganization and the Disclosure Statement. The Bankruptcy Court entered an order confirming the Plan of Reorganization on October 23, 1997 and the Plan of Reorganization became effective on November 7, 1997 (the "Effective Date").

      Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock") subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of series B warrants (the "New Series B Warrants") and series C warrants (the "New Series C Warrants", and together with the New Series B Warrants, the "New Warrants") subject to dilution from the Management Options; and CHI's old common stock (the "Old Common Stock") was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. As a result of the restructuring, CHI did not have any significant parent company debt obligations as of December 31, 1997.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 2 - FRESH START REPORTING

      As of the Effective Date, the Company adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated financial statements reflect the use of fresh start reporting as required by SOP 90-7, in which assets and certain liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Company", or the "Reorganized Company") with no retained earnings or accumulated deficit as of November 7, 1997. Accordingly, the consolidated financial statements for the periods prior to and including November 7, 1997 (the "Predecessor Company") are not comparable to the consolidated financial statements presented subsequent to November 7, 1997. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Reorganized Company and Predecessor Company balances.

      The Company adopted fresh start reporting since holders of existing voting shares before filing and confirmation of the Plan of Reorganization received less than 50% of the voting shares of the emerging entity and its reorganization value was less than its post-petition liabilities and allowed claims. As a result of the restructuring and the application of fresh start reporting as required by SOP 90-7, a gain on extinguishment of debt of approximately $87.2 million, reorganization costs of approximately $4.0 million and fair value adjustments of approximately $4.9 million were recorded in the Predecessor Company Statement of Operations for the period ended November 7, 1997.

      The total reorganization value assigned to the Company's net assets was determined, by independent valuation, by calculating projected cash flows before debt service requirements, for a fifteen year period, plus an estimated terminal value. The discount rates used to value the Company ranged from 10% to 24% depending on the risks associated with discrete cash flow components of the Company. The above calculations resulted in an estimated reorganization value attributable to equity of approximately $85.1 million of which the reorganization value in excess of amounts allocable to identifiable assets was approximately $17.5 million. The reorganization value in excess of amounts allocable to identifiable assets will be amortized over fifteen years.

      The effect of the Plan of Reorganization and the implementation of fresh start reporting on the Company's consolidated balance sheet as of November 7, 1997 was as follows:

                                                      Pre Fresh-Start     Reorganization          Fair Value           Fresh Start
                                                       Balance Sheet      Adjustments (1)      Adjustments (2)        Balance Sheet
                                                       -------------      ---------------      ---------------       -------------

    Current assets                               $        34,342      $         (5,000)                           $         29,342
    Property, plant and equipment, net                   125,037                           $       (30,971)                 94,066
    Reorganization value in excess of
       amounts allocable to identifiable assets               --                                     17,453                 17,453
    Intangible assets, net                                 44,320                                     3,790                 48,110
    Other assets                                           27,763                                    13,590                 41,353
                                                 ----------------      ---------------      ---------------           ------------
                            Total                $        231,462       $      (5,000)    $           3,862        $       230,324
                                                 ================      ===============      ===============           ============


                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 2 - FRESH START REPORTING (CONTINUED)


                                            Pre Fresh-Start     Reorganization         Fair Value            Fresh Start
                                             Balance Sheet      Adjustments (1)     Adjustments (2)         Balance Sheet
                                             -------------      ---------------     ---------------         -------------
    Current liabilities                $       12,392       $        10,000     $           301       $          22,693
    Long-term debt                             82,505                                       (71)                 82,434
    Deferred income taxes                      31,111                (1,053)               2,360                 32,418
    Liabilities subject to compromise         183,603              (183,603)                                         --
    Mandatorily redeemable preferred
          stock subject to compromise         117,921              (117,921)                                         --
    Other long-term liabilities                 1,552                                      6,127                  7,679
    Preferred stock                            98,713               (98,713)                                         --
    Common stock                                    2                    98                                         100
    Additional paid-in capital                 13,497                71,503                                      85,000
    Accumulated deficit                      (288,523)              293,378               (4,855)                    --
    Deferred compensation                        (250)                  250                                          --
    Treasury stock                            (21,061)               21,061                                          --
                                        --------------       --------------          ------------        ---------------
                            Total      $      231,462        $       (5,000)    $          3,862         $       230,324
                                        ==============       ==============          ============        ===============


-------------
(1) To record transactions associated with the Plan of Reorganization as described in Note 1 and eliminate the accumulated deficit.
(2) To record adjustments to assets and liabilities to reflect their estimated fair value, including the establishment of reorganization value in excess of amounts allocable to identifiable assets.


      CHANGE IN FISCAL YEAR-END

      Effective November 7, 1997, the Company changed its fiscal year-end from June 30 to December 31. The unaudited results of operations for the six months ended December 31, 1996 are as follows:

        Revenues                                      $      25,214
                                                          =========
        Income from operations                        $       6,406
                                                          =========
        Loss before benefit for
              income taxes and extraordinary item     $      (7,582)
        Benefit for income taxes                              1,460
        Loss before extraordinary item                       (6,122)
        Extraordinary gain on
              extinguishment of debt
              (net of tax of $3,414)                          5,622
                                                   ----------------
        Net loss                                     $         (500)
                                                   ================

      Share and per share data are not meaningful on or prior to November 7, 1997, due to the significant change in the capital structure in connection with the Plan of Reorganization.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of CHI Energy, Inc., its subsidiaries, the majority of which are wholly owned, and partnership interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      REVENUE

      Emerging Issues Task Force ("EITF") Issue 91-6, "Revenue Recognition of Long-Term Power Sales Contracts" addressed and reached consensus on certain revenue recognition questions raised by the terms and pricing arrangements of long-term power sales contracts between non-utility power generators and rate-regulated utilities. EITF Issue 96-17, "Revenue Recognition Under Long-Term Power Sales Contracts That Contain Both Fixed and Variable Pricing Terms" ("EITF 96-17") addressed and reached consensus on additional revenue recognition questions raised by such contracts. EITF 96-17 requires the recognition of income at the lower of actual amounts billed or the average rate to be billed over the life of the contract for contracts which have both fixed and variable pricing terms. The Company is in compliance with the accounting treatments discussed and the consensus reached.

      Management fees and operations and maintenance revenues are earned in conjunction with operation and maintenance services provided to third parties under contractual agreements. Costs associated with rendering these services are included in operating expenses.

      EQUITY INCOME FROM PARTNERSHIPS AND OTHER PARTNERSHIP INCOME

      As a result of fresh start reporting as described in Note 2, the Company's investments in partnership interests were adjusted to their estimated fair value as of November 7, 1997. In accordance with generally accepted accounting principles, these investments are accounted for under either the equity method or the cost method of accounting. Investments accounted for under the equity method of $8,494, $8,177 and $7,512 at December 31, 1997 and June 30, 1997 and
1996, respectively, are included as part of long-term investments.

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

      PROPERTY, PLANT AND EQUIPMENT

      As a result of fresh start reporting as described in Note 2, property, plant, and equipment was adjusted to estimated fair value as of November 7, 1997 and historical accumulated depreciation was eliminated. Plant and equipment are depreciated on the straight-line method over the remaining estimated useful lives of the respective assets (originally 50 years for dam and appurtenant structures and 30 years for mechanical and electrical equipment). Depreciation expense was $603, $2,026, $5,654, $6,042 and $5,872 for the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Property, plant and equipment additions are recorded at cost (Note 9). Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

      ASSETS TO BE DISPOSED OF

      Assets to be disposed of are stated at the lower of their carrying amount or fair value less estimated costs to sell.

      FACILITIES UNDER DEVELOPMENT

      Costs associated with facilities under development, including acquisition costs of property, plant and equipment, intangible assets and investments are transferred to construction in progress or investments as appropriate, upon the commencement of construction. Facilities under development are those that have not yet commenced the construction phase primarily because all the requisite permits and contracts have not yet been obtained and generally represent a higher level of risk than those projects under construction. As a result of fresh start reporting as described in Note 2, the Company wrote off its remaining investment in pumped storage projects previously classified as facilities under development on the balance sheet.

      INTEREST CAPITALIZATION

      The Company capitalizes interest costs associated with the development and construction of its facilities. Interest capitalized in the period from July 1, 1997 to November 7, 1997 and the years ended June 30, 1997, 1996 and 1995 is disclosed in Note 12.

      INTANGIBLE ASSETS

      Intangible assets principally include costs incurred in connection with power purchase agreements, Federal Energy Regulatory Commission ("FERC") licenses and goodwill, all of which are capitalized and amortized on a straight-line basis over the periods to be benefited by such costs, ranging from 3 to 40 years (Note 10). Amortization expense was $412, $983, $3,007, $3,804 and $3,753 in the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the years ended June 30, 1997, 1996 and 1995, respectively. Legal, compliance and other related expenditures incurred in connection with the maintenance of power purchase agreements and FERC licenses are capitalized and amortized over the remaining term of the applicable contract or license. As a result of fresh start reporting as described in Note 2, intangible assets were adjusted to estimated fair value as of November 7, 1997 and historical accumulated amortization was eliminated. The Company also wrote off any remaining balance of goodwill. Management periodically reviews intangible assets for potential impairments.

      REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

      Reorganization value in excess of amounts allocable to identifiable assets results from the application of fresh start reporting as described in Note 2, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as reorganization value in excess of amounts allocable to identifiable assets and is being amortized over a fifteen-year period. Amortization was $152 in the period from November 8, 1997 to December 31, 1997.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      ADVERSE CONTRACTS

      As a result of fresh start reporting as described in Note 2, certain projects with unfavorable power purchase contracts were determined to be generating net cash outflows. This resulted in the recording of an adverse contract liability. The Company amortizes adverse contracts over the life of the project loan for which the applicable project assets have been pledged as security. Amortization was $62 in the period from November 8, 1997 to December 31, 1997.

      BUSINESS DEVELOPMENT COSTS

      The Company expenses all business development related costs as incurred until a viable purchase and sale agreement, or other material project development document, is signed in respect of a prospective transaction. From that date forward, all third party, project specific, business development related costs are capitalized.

      TREASURY STOCK

      The Company accounts for treasury stock under the cost method. As a result of fresh start reporting as described in Note 2, the Company canceled its Old Common Stock and treasury stock as of the Effective Date.

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

      NET INCOME PER COMMON SHARE

      Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). In the period from November 8, 1997 to December 31, 1997, the inclusion of additional shares assuming the exercise of stock options and warrants under the treasury stock method was antidilutive.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist principally of investments in short term interest bearing instruments and because of the short-term maturity of these items, the carrying amount approximates fair value.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

LONG-TERM INVESTMENTS

      The carrying value of investments held in escrow accounts approximates fair value based on their near-term maturity. Such investments are classified as long-term on the Balance Sheet due to restrictions imposed under certain contractual agreements. Investments in affiliates of the Company which are accounted for on the cost basis have no quoted market prices. An adjustment was made to estimate fair market value as of November 7, 1997 as a result of fresh start reporting as described in Note 2. However, prior to the Effective Date, a reasonable estimate of fair value could not be made without incurring excessive costs.

LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

      Market rate obligations consist of long-term debt obligations that approximate their fair value because of interest rates which fluctuate with market rates.

      The fair value of fixed rate obligations is based on discounted future cash flows using rates currently available to the Company for non-recourse project-finance loans with similar terms and average maturities. In connection with fresh start reporting as described in Note 2, fixed rate obligations were adjusted to fair value as of the Effective Date. Loans related to the Company's pumped storage development assets have a fair value based on the prospects of the project development and fair value of such assets.

      The fair value of the Senior Discount Notes and the Series H Preferred could not be reasonably estimated at June 30, 1996 because there was no public market for these securities. At June 30, 1997, the fair values of the Senior Discount Notes and Series H Preferred were based on the midpoint of a range of values prepared by a third party in connection with the Plan of Reorganization. As of the Effective Date, the Senior Discount Notes and Series H Preferred were converted into, among other things, New Common Stock, Series B Warrants and Series C Warrants. Accordingly, as of December 31, 1997, the Senior Discount Notes and Series H Preferred were no longer outstanding.


                                   REORGANIZED COMPANY                         PREDECESSOR COMPANY
                                   -------------------          ------------------------------------------------------------
                                    DECEMBER 31, 1997              JUNE 30, 1997                 JUNE 30, 1996
                                    -----------------           -----------------------        -----------------------------
                                   Carrying Amount  Fair         Carrying Amount   Fair        Carrying Amount    Fair
                                                   Value                          Value                           Value
                                   ---------------------         ----------------------        -----------------------------

Cash and cash equivalents                11,998      11,998         32,502       32,502            23,834       23,834

Long-term investments:
      Escrow deposits                     9,787       9,787          8,184        8,184             2,973        2,973
      Investments in affiliates          23,016      23,016         10,501       -- (1)             7,949       -- (1)

Long-term debt:
      Market rate obligations            33,029      33,029         33,208       33,208            34,890       34,890
      Fixed rate obligations             24,216      24,216         26,518       27,631            23,989       24,725
      Pumped storage obligations          8,588          --         15,905          100            14,420          100
      Refinanced obligations                 --          --             --           --            14,500        4,500
      Senior Discount Notes                  --          --        169,813       81,400           151,131           --
      Series H Preferred                     --          --        114,372          882            98,604           --

(1) An estimate of fair value could not be made because it is not practicable.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 5 - SALE OF CONSOLIDATED HYDRO MAINE, INC.

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

      On the Closing Date (as defined in the Merger Agreement), all of the issued and outstanding capital stock of CHI Maine was sold to the Partnership for cash. After final adjustments, the total sale price aggregated approximately $12.9 million and the Partnership assumed a long-term lease obligation of approximately $1.2 million related to one of the Projects. In the fiscal year ended June 30, 1997, the carrying value was adjusted upward by $0.7 million as a result of adjustments to the final sales price of the assets (Note 7).

      The following unaudited pro forma financial information for the fiscal years ended June 30, 1997 and 1996 has been prepared assuming the disposition of CHI Maine occurred at the beginning of the periods presented.

                                       Predecessor Company
                         -------------------------------------------------------

                                   Fiscal Year Ended June 30,
                         -------------------------------------------------------

                                  1997                              1996
                                 -----                             ----
                       (Pro forma)  (As Reported)   (Pro forma)    (As Reported)
                       (unaudited)                  (unaudited)


   Operating Revenues  $ 56,350           $ 57,380   $ 51,967      $ 55,484
                         =======           =======    =======       =======
   Net loss            $ (5,742)          $ (5,384)  $(71,486)     $(88,331)
                         =======           =======    =======       =======


    Share and per share data are not meaningful on or prior to November 7, 1997, due to the significant change in the capital structure in connection with the Plan of Reorganization.


NOTE 6 - DECOMMISSIONING OF CONVENTIONAL HYDROELECTRIC ASSETS

      On September 9, 1997, the Company through its wholly owned subsidiary, Joseph Hydro Company, Inc., a Delaware corporation ("Joseph"), terminated the Power Purchase Agreement ("PPA") with PacifiCorp, the purchasing utility, relating to three of its projects located in Oregon, aggregating 7.01 MW of capacity (the "Joseph Projects"). Joseph received a cash payment of $2,815, pursuant to a termination agreement between Joseph and PacifiCorp, to terminate production and delivery of power from the Joseph Projects, surrender the PPA and remove all facilities associated with the Joseph Projects in accordance with certain terms and conditions. After payment of certain fees, transaction and removal costs totaling approximately $840, the Company applied the remaining, approximately $1,975, as a pre-payment on the General Electric Capital Corporation ("GECC") B Term Loan (the "GECC B Loan") as the assets of the Joseph Projects secured the GECC B Loan. During the period from July 1, 1997 to November 7, 1997, a credit adjustment to the impairment charge of $75 was recorded (Note 7). The Company has substantially completed the removal of all facilities of the Joseph Projects as of December 31, 1997.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 7 -- ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121")

      The Company implemented SFAS 121 in the second quarter of the fiscal year ended June 30, 1996. This statement establishes accounting standards for determining impairment of long-lived assets and long-lived assets to be disposed of. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. For assets in use or under development, impairment is determined to exist if the estimated future cash flow associated with the asset, undiscounted and without interest charges, is less than the carrying amount of the asset. When the estimated future cash flow indicates that the carrying amount of the asset will not be recovered, the asset is written down to its fair value.

      In the fiscal year ended June 30, 1996, in light of the Company's planned sale of certain of its conventional hydroelectric projects, recent industry trends (including the continued decline in electricity prices and other factors stemming from the deregulation of the electric power industry), the timing of the expiration of the fixed rate period of some of its long-term power sales contracts and other indications of a decline in the fair value of certain of its conventional hydroelectric projects, the Company determined pursuant to SFAS 121 that certain of these projects (including properties which were not included among those to be sold) were impaired pursuant to the criteria established under SFAS 121. The Company also determined that due to the factors noted above, it was highly unlikely that the Company would successfully develop its pumped storage projects.

      In the fiscal year ended June 30, 1996, the Company recorded an impairment charge of $87.2 million as a component of its loss from operations. In addition, a deferred tax benefit and a benefit for minority interests in loss of consolidated subsidiaries of $8.0 million and $2.1 million, respectively, were recorded as of that date. Of the total charges, $38.5 million was attributable to pumped storage development assets, resulting in an aggregate remaining carrying value of such assets of $0.1 million, $44.9 million was attributable to certain conventional hydroelectric assets, resulting in an aggregate remaining carrying value for such written down assets of $26.0 million, and $3.8 million was attributable to an other than temporary decline in the value of certain investments in partnerships which own hydroelectric facilities, resulting in an aggregate remaining carrying value of such assets of $0.8 million.

      In the fiscal year ended June 30, 1997, the Company recorded an impairment charge of $0.1 million as a component of income from operations. The total charges include an upward adjustment of $0.7 million to the carrying value of the CHI Maine assets as a result of adjustments to the final sales price of the assets, a $0.4 million charge attributable to certain conventional hydroelectric assets held for decommissioning resulting in a carrying value of such assets of $1.9 million, and a $0.4 million charge attributable to the write-off of certain development costs, resulting in a carrying value of zero.

      In the period from July 1, 1997 to November 7, 1997, the Company recorded an upward adjustment of $0.1 million to the carrying value of the Joseph Projects as a result of adjustments to the final sales price of the assets.

      In the period from November 8, 1997 to December 31, 1997, no additional impairment charge was recorded against income from operations.

      In conjunction with the adoption of SFAS 121, during the third quarter of the fiscal year ended June 30, 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of increasing the income from operations and the net income, net of tax provision, by approximately $0.4 million, decreasing the loss from operations and the net loss, net of tax benefit, by approximately $1.0 million and increasing the income from operations and decreasing the net loss, net of tax benefit, by $0.5 million for the period from July 1, to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996, respectively.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 8 - POWER GENERATION CONTRACTS

      The Company operates facilities which qualify as small power production facilities under the Public Utility Regulatory Policies Act ("PURPA"). PURPA requires that each electric utility company, operating at the location of a small power production facility, as defined, purchase the electricity generated by such facility at a specified or negotiated price.

      The Company sells substantially all of its electrical output to public utility companies pursuant to long-term power purchase agreements, of which the remaining terms range between 9 months and 28 years. Consolidated power generation revenues, by major customer, for the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995 were as follows:

                        Reorganized Company              Predecessor Company
                             --------------- --------------- ---------------------- ------------
                                 Nov. 8 -     July 1 -
                                 Dec. 31,     Nov. 7,      June 30,    June 30,     June 30,
                                   1997         1997         1997       1996         1995
                             -------------- -------------- ----------  ------------ ------------

                             -------------- --------------- ---------- -----------  ------------

  Niagara Mohawk Power Corp.      $ 1,554        $  1,181   $ 10,285    $  9,139    $   4,865
  Commonwealth Electric Co.         1,451           1,563     10,685       9,528        8,509
  New England Power Co.               841             963      6,184       5,133        4,942
  Central Maine Power Co.             732           1,334      4,615       8,341        6,312
  Idaho Power Co.                     123           1,657      3,258       2,983        2,193
  All other customers               1,897           1,963     15,638      14,637       12,566
                              ------------        ---------   ---------   --------- ------------
                                 $   6,598       $  8,661    $ 50,665    $ 49,761      $39,387
                              ============        =========   =========   ========= ============

      During the fiscal years ended June 30, 1997, 1996 and 1995, the amount shown for Commonwealth Electric Co. includes approximately $212, $72 and $290, respectively, of business interruption revenue representing lost generation recoverable from an insurance company as a result of an insurance claim.

      On October 6, 1995, Niagara Mohawk Power Corporation ("NIMO"), a significant customer of the Company, submitted a proposal to the New York State Public Service Commission. NIMO proposed that it be relieved of its obligations under contracts with independent power producers ("IPPs") that NIMO considers uneconomic. In March 1997, NIMO announced that it reached preliminary agreements to restructure power purchase agreements with 19 IPPs representing 44 IPP contracts. In July 1997, NIMO announced that it had signed a master restructuring agreement (subject to certain conditions requiring third party approvals) to terminate or restructure 29 IPP contracts with 15 of the 19 IPP's. However, neither the Company nor any of its subsidiaries participated in these negotiations, and the impact of the remaining agreements on the Company, if any, is unknown.

      Increased competition in the electricity industry might cause certain utilities to become higher credit risks. Although the ratings of the debt securities of many of the utilities which purchase power from the Company are currently investment grade, there can be no assurance of the long-term creditworthiness of any of the Company's customers. Should any customer fail, it would be difficult for the Company to replace the existing long-term contract with a new contract on similar economic terms in the current environment.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 9 - PROPERTY, PLANT & EQUIPMENT

      Property, plant and equipment includes assets acquired or refinanced under capitalized lease obligations of $22,138, $24,455 and $27,525 at December 31, 1997 and June 30, 1997 and 1996, respectively (Note 12).

      Property, plant and equipment comprise the following at December 31, 1997 and June 30, 1997 and 1996:


                                             Reorganized Company                         Predecessor Company
                                     ---------------------------    -----------------------------------------------
                                             December 31, 1997      June 30, 1997              June 30, 1996        Range of
                                                                                                                    Asset Lives
                                     ------------------------------ --------------------   -----------------------  -------------

Land                                      $          3,738            $       3,738              $       3,610
Dam and appurtenant structures                      48,651                   71,101                     68,953        50 years
Mechanical and electrical equipment                 38,173                   70,738                     69,785        30 years
Buildings and other                                  1,819                    4,777                      4,381       3-12 years
Construction in progress                             1,914                    1,851                        534
                                          ----------------            --------------             --------------
                                                    94,295                  152,205                    147,263
Less - accumulated depreciation                       (603)                 (26,251)                   (21,130)
                                          ----------------            --------------             --------------
                                          $         93,692            $     125,954              $     126,133
                                          ================            =============              =============

NOTE 10 - INTANGIBLE ASSETS

      Intangible assets comprise the following at December 31, 1997 and June 30, 1997 and 1996:

                                       Reorganized Company        Predecessor  Company
                                     -----------------------  ---------------------------------------
                                                                                                             Range of
                                       December 31, 1997          June 30, 1997     June 30, 1996            Asset Lives
                                     ------------------------ -------------------- ------------------  -------------------

   Power purchase contracts                $   39,264             $   23,958        $   24,243         3 - 32 years
   FERC licenses                                6,926                 16,234            16,066         4 - 40 years
   Goodwill                                     --                    17,740            17,740             40 years
   Other intangibles                            2,022                  7,881             7,933         3 - 40 years
                                       --------------          -------------      ------------
                                               48,212                 65,813            65,982
   Less - accumulated
amortization                                     (412)               (18,028)          (15,236)
                                       --------------          -------------      ------------
                                           $   47,800              $  47,785         $  50,746
                                       ==============          =============      ============

      The majority of the Company's projects have been issued FERC licenses (extending through years ranging from 2001 to 2037) or have qualified for exemption from FERC licensing.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 11 - ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company reviews its accounts receivable for future collectability. As of December 31, 1997 and June 30, 1997 and 1996, allowance for doubtful accounts on certain receivables was approximately $439, $382 and $176, respectively. Net accounts receivable comprise the following at December 31, 1997 and June 30, 1997 and 1996:

                                     Reorganized Company    Predecessor Company
                                       December 31,        June 30,     June 30,
                                          1997             1997            1996
                                      ------------------  ------------ ---------
  Accounts receivable trade              $    3,745    $     3,956   $    6,512
  Accounts receivable operations and
     maintenance contracts, net               1,352            780          739
  Accounts receivable insurance claim         1,564          1,335          198
  Accounts receivable other, net              1,296            732          405
                                          ---------     ----------    ---------
                                         $    7,957    $     6,803   $    7,854
                                          =========     ==========    =========

      Accounts payable and accrued expenses, inclusive of related party payments due to GECC, comprise the following at December 31, 1997 and June 30, 1997 and 1996:

                               Reorganized Company      Predecessor Company
                                  December 31,       June 30,       June 30,
                                   1997               1997           1996
                               ------------------   -----------   -------------
  Accrued interest              $       1,121    $       1,226  $       2,320
  Accounts payable                        492              218          1,006
  Accrued lease expense
    payable to a related party             --            1,595          1,746
  Accrued lease expense                 1,486              --             --
  Accrued compensation                  1,539              945          1,027
  Accrued severance                        65              198          1,141
  Other accrued expenses                3,287            2,276          2,359
                                 ------------     ------------   ------------
                                $       7,990    $       6,458  $       9,599
                                 ============     ============   =============

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

      Long-term debt and capitalized lease obligations comprise the following at December 31, 1997 and June 30, 1997 and 1996:

                                                                       Reorganized Company                Predecessor Company
                                                                       --------------------          -------------------------------
                                                                            December 31,                June 30,            June 30,
                                                                                1997                      1997                1996
                                                                            -------------               --------          ----------
Parent Company Debt:
     Debt guaranteed or issued by the Parent Company directly -
      12% Senior Discount Notes due 2003.                                              --                $169,813           $151,131
                                                                             ------------            ------------       ------------
                                                                                       --                 169,813            151,131
                                                                             ------------            ------------       ------------
Non-Recourse Debt of Subsidiaries secured by project assets
     unless otherwise noted:

     Capitalized lease obligations maturing at various dates
           through 2008.                                                       $   22,138                  24,455             27,525
     Term loan  agreement  with an  investor  due in  quarterly payments  through  2003, interest payable at the
          Commercial Paper ("CP") Rate, as defined, plus a margin
          of 4.0%, (9.65%, 9.62% and 9.42% at December 31, 1997
          and June 30, 1997 and 1996, respectively).
                                                                                   27,584                  27,584             28,522
     Term loan agreement with an investor due in quarterly
          payments through 2013, interest payable at a fixed rate of
          11.59%.
                                                                                    3,188                   5,254              6,621
     Term loan agreement with a bank.
                                                                                       --                      --             14,500
     Term loan agreement with a bank,  principal due in quarterly payments through 2008, beginning on September 30,
          1997. Interest due quarterly at a fixed annual rate of
          10.17% through October 29, 2003 and thereafter through
          maturity, at the U.S. Treasury Note Rate, as defined, plus a margin of 3.9%.
                                                                                    4,094                   5,000                 --
     Note  payable  to an  insurance  company,  due in  monthly
          payments  through  2007,  interest at 12.7%.                              7,391                   6,858              7,619

     Note  payable to an  insurance  company,  due in quarterly
          payments  through  2003, interest at 11.25%.                              6,400                   6,538              6,795

     Term loan agreement with a bank, due in quarterly  payments through 2006, interest at the London Interbank Offered
         Rate ("LIBOR"), as defined, plus a  margin of 2.0%
         (interest at 7.81%, 7.78% and 7.47%, at December 31,
         1997 and June 30, 1997 and 1996, respectively).
                                                                                    2,096                   2,211              2,700

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

                                                                      Reorganized Company    Predecessor Company
                                                                      -------------------    -------------------

                                                                          December 31,         June 30,     June 30,
                                                                                1997             1997         1996
                                                                          -------------        ---------    ---------




     Unsecured notes payable to investors, interest payable
      annually at various rates.                                                 1,036           5,902       4,972

     Term loan agreement with a bank, due in quarterly
       payments through 2006, interest at LIBOR, as defined,
       plus a margin of 2.0% (interest at 7.81%, 7.78% and
       7.47% at December 31, 1997 and June 30, 1997 and
       1996, respectively).                                                      1,753           1,766       1,801

     Unsecured notes payable to investors, interest payable
          annually at the prime rate, as defined (8.50%, 8.50%
          and 8.25% at December 31, 1997 and June 30, 1997 and
          1996, respectively) for certain notes and 15% for other
          notes.                                                                 2,792           4,299       3,968

     Security deed held by the previous owners of a
        hydroelectric facility, due June 18, 1999. Interest
        payable monthly at a fixed rate of 11.5%.                                1,000           1,000       1,000

     Notes payable to an insurance company, due in quarterly
          payments through 2005, interest rate at 8.5%.                             680             787         850

     Term loan agreement with a bank, due in quarterly
          payments  through 2006, interest at LIBOR, as defined,
          plus a margin of 2.0% (interest at 7.81%, 7.78% and 7.47% at
          December 31, 1997 and June 30, 1997 and 1996,
          respectively).                                                          1,244           1,283       1,470

     Term loan agreement with a bank, due in quarterly
          payments through 2006, interest at LIBOR, as defined,
          plus a margin of 2.0% (7.81%, 7.78% and 7.47% at
          December 31, 1997 and June 30, 1997 and 1996,
          respectively).                                                            352             364         396

     Unsecured notes payable to private investors, due
           December 31, 1999 and 2003, including accrued
           interest. Interest accrues annually at 12%. A minimum
           of 3.6% of such interest is due in cash each December
           31 and if not paid, accrues interest at a penalty rate
           equal to the stated rate plus 3.0%.
                                                                                    919             820         730
     Other long-term liabilities with various rates and maturities.               5,304           6,147       6,020
                                                                           ------------     -----------    --------
                                                                                 87,971         100,268     115,489
                                                                           ------------     -----------    --------
Total debt and obligations under capital leases                                  87,971         270,081     266,620
           Less current portion                                                  (5,355)         (7,466)     (6,462)
                                                                           ------------     -----------    --------
Total long-term debt and obligations under capital leases                       $82,616        $262,615    $260,158
                                                                           ============     ===========    ========


                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      Total interest charges associated with the above obligations were $1,260, $7,809, $29,780, $28,581 and $24,729, of which zero, $68, $189, $1,705 and
$2,951 was capitalized in conjunction with the development and construction of hydroelectric facilities in the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The aggregate long-term debt payments due each year ending December 31, including capitalized lease obligations, net of amounts representing interest totaling $12,282, are as follows:

                 1998                  $   5,355
                 1999                      6,034
                 2000                      5,518
                 2001                      5,898
                 2002                      6,295
                 Thereafter               58,871
                                   -------------
                                       $  87,971
                                   =============

      The Senior Discount Notes were issued at a substantial discount from their principal amount and provided for cash payment of interest commencing January 15, 1999. The issue price represented a yield to maturity of 12% computed on a basis of semi-annual compounding until reaching face value in 1998, after which interest became payable semi-annually at the stated 12% rate. The Senior Discount Notes were due July 15, 2003 but could have been redeemed at any time on or after July 15, 1998 at the Company's option, in whole or in part, at 100% of their principal amount plus accrued interest. The Senior Discount Notes contained restrictive covenants providing for limitations on indebtedness and restrictions on payments of dividends or distributions of capital stock, among other restrictions. Through the implementation of the Plan of Reorganization as of the Effective Date, $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's New Common Stock, subject to dilution from the New Warrants and the Management Options (Note 1).

      In October 1993, Den norske Bank AS ("DnB") provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. On December 3, 1996, the Company amended the DnB Facility (the "Amendment"), which, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $5.9 million at June 30, 1996 to zero at June 30, 1998 and limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $1.9 million at December 31, 1997. As of December 31, 1997 the DnB Facility is still in effect pursuant to the terms of the Amendment. The Company has received a commitment, subject to certain conditions precedent, for a new, secured $15 million working capital and letter of credit facility which the Company expects to close in the near future. The new working capital facility will replace the DnB Facility. The new facility will provide additional liquidity to support the Company's existing operations as well as its future growth.

      The DnB Facility contained certain affirmative and restrictive covenants which were generally consistent with the terms of the Senior Discount Notes and the Old Preferred Stock. As of June 30, 1997, the Company was in compliance with its covenants, as amended, under the DnB Facility. The Company's September 15, 1997 chapter 11 filing with the Bankruptcy Court resulted in an event of default under the DnB Facility. Subsequently, DnB notified the Company that it will take no action to enforce its remedies for such default.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      The outstanding letters of credit under the DnB Facility totaled $1,900 as of December 31, 1997 and $3,091 and $5,941 as of June 30, 1997 and 1996,
respectively. Fees on each outstanding letter of credit are computed as follows:
(i) 2.0% per annum on the available amount of such letter of credit, payable quarterly in arrears; (ii) standard charges in connection with the issuing, administering, amending, processing or paying any letter of credit; and (iii) costs of confirmation, requested by any beneficiary, in the amount not to exceed 1/2 of 1.0% per annum based upon the available amount of the letter of credit.

      As of December 31, 1997, capitalized lease obligations consist primarily of two lease financing transactions. The leases have initial terms that extend through 2003 and 2008, with renewal options in minimum one and five year increments. These leases require that lease payment reserves, with provisions for escalations in the event certain power sales rates are not attained, be maintained for the respective terms of the leases. Certain of these reserves must be in cash with the balance in either cash or letters of credit from an acceptable issuer. These leases had been initially recorded as $22,274 of dam and appurtenant structures and $12,239 of mechanical and electrical equipment. As a result of fresh start reporting, the recorded value of these leases has been adjusted to reflect fair value due to market rate changes as of the Effective Date.

      To the extent that it is anticipated that the minimum cash components will not be used to fund operation expenses or lease payments in the next fiscal year, these minimum cash components have been included in Investments and other assets in the accompanying Balance Sheet. Further, in connection with one of the leases, the Company has provided a tax indemnity of an amount not to exceed $2,750 to the extent certain specified tax benefits, as defined, are not available to one of the owner participants, as defined. Minimum rental commitments under these leases for the five years following December 31, 1997 and thereafter are included in the table above.

      In conjunction with the acquisition of Hydro Development Group, Inc., a New York Corporation, ("HDG"), the Company entered into a Credit and Reimbursement Agreement dated February 15, 1995, with GECC. The agreement provides for two term loans, the GECC A Term Loan ("GECC A Loan") and the GECC B Loan, a revolving credit facility, and two letters of credit in support of HDG project obligations. The GECC A Loan, with an outstanding principal balance at December 31, 1997 of $27,584, is secured by the stock and assets of the HDG projects. The GECC B Loan, with an outstanding principal balance at December 31, 1997 of $3,188, is secured by certain other projects owned by the Company (Note
6). Each of these loans is non-recourse to CHI. The agreement also provides for a $3,000 revolving credit facility through 2013, to be drawn as necessary to pay principal and interest due on the term loans in the case of insufficient funds resulting from unusually low water flow. The $3,000 revolving credit facility shall bear interest at a rate equal to the CP Rate, as defined, plus a margin of 5%. GECC has also provided two letters of credit totaling $350 in support of certain HDG projects.

      As of June 30, 1996, non-recourse project loans, aggregating $14,500, were in default. The $14,500 term loan agreement with a bank was assumed in conjunction with the acquisition of certain hydroelectric assets. On October 30, 1996, the Company arranged to have a financial institution purchase this non-recourse project term loan, $13,759 at the date of purchase, (the "Old Loan") for $5,000, including certain required reserves and closing costs of $500 (the "New Loan"). An additional $2,000 credit facility was also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of the Company was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company recorded a $5,658 extraordinary gain on extinguishment of debt, net of certain transaction costs of approximately $187 and income tax of $3,414, on its Statement of Operations for the fiscal year ended June 30, 1997.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      The New Loan, which matures in the year 2008, accrues interest at a fixed rate of 10.17% per annum through October 29, 2003. Thereafter, through October 30, 2008, interest accrues on a quarterly basis, at a rate equal to the three year U.S. Treasury Note Rate plus a margin of 3.9%. Principal and interest payments are to be made quarterly in arrears and mandatory prepayments, if required, are to be made annually. Costs associated with obtaining the New Loan have been capitalized and are included in Intangible assets, net on the Company's Balance Sheet as of December 31, 1997. As a result of fresh start reporting, the recorded value of this loan has been adjusted to reflect fair value due to market rate changes as of the Effective Date.

      The $7,391 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $18,700, $18,900 and $19,300 at December 31, 1997 and June 30, 1997 and 1996,
respectively) have been pledged as security. As a result of fresh start reporting, the recorded value of this note has been adjusted to reflect fair value due to market rate changes as of the effective date.

      The $6,400 note payable to an insurance company was assumed in connection with another acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $11,700, $11,800 and $9,500 at December 31, 1997 and June 30, 1997 and 1996,
respectively) have been pledged as security. As a result of fresh start reporting, the recorded value of this note has been adjusted to reflect fair value due to market rate changes as of the Effective Date.

      The $2,096 term loan agreement (the "Loan Agreement") with a bank was entered in connection with the acquisition of certain hydroelectric facilities. The Loan Agreement is secured by the stock of the Company's subsidiary which acquired the hydroelectric facilities and the subsidiary's interest in certain limited partnerships as well as certain notes payable, by these limited partnerships, to the Company.

      The $1,036 unsecured notes payable to investors relate to the financing for the Company's majority-owned subsidiary, Summit Energy Storage Inc. ("Summit"). Interest is payable annually at December 31 at 12%. Unpaid interest balances are added to the outstanding principal at each December 31.

      The $1,753 term loan agreement was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility.

      The $2,792 notes payable to investors relate to the financing for one of the Company's pumped storage development projects, River Mountain. Interest is payable annually on December 31, at the prime rate of interest, as defined, for certain notes and 15% for other notes. Unpaid interest balances are added to the outstanding principal at each December 31, and accrue interest at the applicable interest rate.

      The $1,000 security deed is secured by substantially all of the related hydroelectric facility's assets (approximately $1,800, $1,800 and $1,400 at December 31, 1997 and June 30, 1997 and 1996).

      The $680 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $1,500, $1,500 and $1,400 at December 31, 1997 and June 30, 1997 and 1996) have been pledged as security.

      The $1,244 term loan agreement was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility. Pursuant to the terms of the agreement, substantially all of the acquired hydroelectric assets (approximately $4,600, $4,800 and $5,500 at December 31, 1997 and June 30, 1997 and 1996) have been pledged as security.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      The $352 term loan agreement was undertaken by the Company in connection with the acquisition of a hydroelectric facility. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $1,400, $1,400 and $1,100 at December 31, 1997 and June 30, 1997 and 1996) have been pledged as security.

      The $919 notes payable to private investors relate to the financing for Consolidated Pumped Storage, Inc. ("CPS") for which warrants were also issued to the holder for the purchase of 10% of CPS common stock. Interest accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, accrues interest at a penalty rate equal to the stated rate plus 3.0%.

      A $1,268 note payable to a utility is included in "Other long-term liabilities with various rates and maturities". As a result of market rate changes and fresh start reporting, the recorded value of this note has been adjusted to reflect fair value as of the Effective Date.

      During the period from July 1, 1997 to November 7, 1997, the Company wrote off certain of its project development debt resulting in a gain of $8,568. This debt was contingent upon the successful development (including the financing thereof) of pumped storage projects which management believes will not be successfully developed by the Company and the exercise of options on land and a mine which was to be used as an underground reservoir for the projects.

NOTE 13 - MANDATORILY REDEEMABLE PREFERRED STOCK

      Until the Effective Date, the Series H Preferred, issued for $70,299, was recorded net of issuance costs of $3,083 and the value attributed to the detached warrants of $5,916. The recorded value of the Series H Preferred at November 7, 1997 and June 30, 1997 and 1996 was adjusted to reflect non-cash dividends declared of $3,370, $14,911 and $13,057, respectively. In addition, the recorded value was also adjusted by $179, $857 and $857, representing accretion of the issuance costs and attached warrant value, in the period from July 1 to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996.

      Through the implementation of the Plan of Reorganization as of the Effective Date, the Series H Preferred and the other components of the Old Preferred Stock were exchanged for the New Warrants (Note 1).

NOTE 14 - CAPITAL STOCK

      CHANGE IN CAPITAL STRUCTURE

      Through the implementation of the Plan of Reorganization as of the Effective Date, CHI issued shares of New Class A Common Stock and New Class B Common Stock and all shares of CHI's Old Common Stock were canceled.

      NEW COMMON STOCK

      Pursuant to the Plan of Reorganization, on the Effective Date, 20 million shares of New Common Stock were authorized as follows: 9,085,290 shares of New Class A Common Stock, 914,710 shares of New Class B Common Stock and 10,000,000 additional shares of New Common Stock which may be issued as either New Class A Common Stock or New Class B Common Stock, as applicable. Of the 10,000,000 shares of New Common Stock which were authorized on the Effective Date but not issued, 1,337,127 shares are reserved for issuance if, as and when the holders of the New Warrants exercise such warrants and 810,811 shares of New Class A Common Stock are reserved for issuance if, as and when the holders of the Management Options exercise such options.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 14 - CAPITAL STOCK (CONTINUED)

      Pursuant to the Plan of Reorganization, on the Effective Date, 9,085,290 shares of New Class A Common Stock were issued and distributed to substantially all of the holders of the Senior Discount Notes and 810,811 shares of New Class A Common Stock were reserved to satisfy the obligation of CHI under the Management Options (Note 15). Each share of New Class A Common Stock entitles its holder to one vote. The holders of New Class A Common Stock have the right to participate proportionately in dividends, if any, distributed by the Company.

      Pursuant to the Plan of Reorganization, on the Effective Date, 914,710 shares of New Class B Common Stock were issued and distributed to a holder of the Senior Discount Notes. Each share of New Class B Common Stock entitles its holder to a one hundredth (1/100) of one vote. The holder of New Class B Common Stock has the right to participate proportionately in dividends, if any, distributed by the Company. The New Class B Common Stock was issued to a holder of the Senior Discount Notes, at such holder's request, to provide to such holder reduced voting rights in CHI. Pursuant to the Restated Certificate of Incorporation of CHI, upon any transfer of shares of New Class B Common Stock, the shares of New Class B Common Stock automatically convert into an equal number of shares of New Class A Common Stock.

      NEW SERIES B WARRANTS

      The New Series B Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the sixth anniversary of the Effective Date, entitle such holders to subscribe for the purchase of up to an aggregate of 7.5% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series C Warrants and the Management Options by the holders thereof. The New Series B Warrants are exercisable for up to 1% of the New Common Stock of CHI if, as and when the total capital (debt and equity) invested in industrial infrastructure projects that either (i) close within 3 years from the Effective Date or (ii) are subject to a legally binding and enforceable agreement between CHI or any of its subsidiaries and a party sponsoring a development or acquisition of such industrial infrastructure project within such 3 year period and thereafter close within the term of the warrants, equals or exceeds $60 million. The additional New Series B Warrants exercisable for the remaining 6.5% of the New Common Stock vest incrementally if, as and when the total capital invested in industrial infrastructure projects increases from $60 million to $450 million within the parameters set forth above. The exercise price per share of the New Common Stock subject to the New Series B Warrants will be $10. The New Series B Warrants will have customary antidilution provisions, and protections against extraordinary distributions.

      NEW SERIES C WARRANTS

      The New Series C Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the eighth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 5.0% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series B Warrants and the Management Options by the holders thereof. The exercise price per share of the New Common Stock subject to the New Series C Warrants was determined by reference to the accreted value of the Senior Discount Notes as of September 15, 1997 (the date CHI commenced its Chapter 11 case) which was approximately $183 million. The exercise price per share of the New Common Stock subject to the New Series C Warrants is $18.36. The New Series C Warrants will contain customary antidilution provisions, and protections against certain extraordinary distributions.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 14 - CAPITAL STOCK (CONTINUED)

      REGISTRATION RIGHTS AGREEMENT

      Each person or entity who received a distribution of New Common Stock, New Warrants or New Common Stock issued upon the exercise of the New Warrants or the Management Options pursuant to the Plan of Reorganization is entitled to become a party to a registration rights agreement as of the Effective Date (the "Registration Rights Agreement"). Under the Registration Rights Agreement, holders of the New Common Stock and New Warrants (including shares of New Common Stock issued upon the exercise thereof) are entitled to certain demand and incidental (or "piggyback") registration rights, and holders of the Management Options are entitled to certain incidental (or "piggyback") registration rights with respect to shares of New Class A Common Stock issued upon the exercise thereof. The Registration Rights Agreement contains customary suspension, "hold back", indemnification/contribution and priority provisions.

      NEW STOCKHOLDERS' AGREEMENT

      Under the terms of the Plan of Reorganization, each holder (including each original recipient and transferee of an original recipient or other transferee) of the New Common Stock and of the New Common Stock issued upon exercise of the New Warrants or the Management Options (collectively, the "New Securities") is bound by a new stockholders' agreement as of the Effective Date (the "New Stockholders' Agreement"). The New Stockholders' Agreement contains certain provisions relating to the size and composition of the Board of Directors of CHI. In addition, the New Stockholders' Agreement provides that each holder of New Common Stock is entitled to participate on a pro-rata basis in any sale of 50% or more of the outstanding New Common Stock and that each holder of New Securities (including, in certain circumstances, holders of New Warrants and Management Options) may be required to sell its New Securities in any sale of 66 2/3% or more of the New Common Stock.

      NEW PREFERRED STOCK

      Under the terms of the Plan of Reorganization, 10,000,000 shares of preferred stock with a par value of $0.01 per share (the "New Preferred Stock") were authorized by CHI. There were no shares of New Preferred Stock issued and outstanding on December 31, 1997.

      SERIES F AND SERIES G PREFERRED STOCK

      Through the implementation of the Plan of Reorganization as of the Effective Date, the shares of Series F Preferred and Series G Preferred were exchanged for the New Warrants, subject to dilution from Management Options (Note 1).

      In the fiscal year ended June 30, 1992, the Company issued 55,000 shares of Series F Preferred, 55,000 shares of Series G Preferred and certain warrants, which have since expired, for an aggregate purchase price of $110,000.

      The allocated purchase price was $54,975 to the Series F Preferred, $54,975 to the Series G Preferred and $50 to the warrants. The carrying value of the stock was reduced by $11,242 representing costs associated with the issuance, allocated evenly between the two series.

      In February 1996, Ms. Carol H. Cunningham, the Company's then Executive Vice-President and Chief Development Officer, exercised her option under an existing agreement with the Company to have the Company issue 1,279 shares of Series F Preferred and 1,279 shares of Series G Preferred in exchange for shares of Summit stock (or vested options therefore) owned by Ms. Cunningham. The Company recorded the issuance of such shares of Series F Preferred and Series G Preferred with an effective date of February 28, 1996.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 14 - CAPITAL STOCK (CONTINUED)

      Dividends on the Series F Preferred and Series G Preferred were cumulative (amounting to $53,540, $51,029 and $40,906 at November 7, 1997 and June 30, 1997
and 1996, respectively) and were payable annually in arrears upon declaration by the Company's Board of Directors. The cumulative undeclared dividends in arrears per share as of June 30, 1997 were $413.33 for the original 55,000 shares of Series F Preferred and $107.11 for the 1,279 shares of Series F Preferred issued subsequently, and $508.92 for the original 55,000 shares of Series G Preferred and $131.88 for the 1,279 shares of Series G Preferred issued subsequently. The cumulative undeclared dividends in arrears per share as of June 30, 1996 were $333.33 and $410.42 for the Series F Preferred and Series G Preferred, respectively.

      SERIES H PREFERRED STOCK

      Through the implementation of the Plan of Reorganization as of the Effective Date, Series H Preferred was exchanged for the New Warrants, subject to dilution from Management Options (Note 1).

      In fiscal 1993, the Company issued 136,950 shares of Series H Preferred. The Series H Preferred was senior to all classes of common stock and the Series G Preferred and junior to the Series F Preferred.

      The initial liquidation preference of the Series H Preferred was $513.32 per share at issuance on June 22, 1993 and $875.67 per share on June 30, 1997. The liquidation preference was increased as a form of payment for declared dividends required quarterly in arrears, computed based on the then current liquidation preference, until increasing the liquidation preference to $1,000 per share on June 30, 1998, after such time the dividends were to become payable in cash from legally available funds, when, and if declared by the Board of Directors.

NOTE 15 - MANAGEMENT OPTIONS, DIRECTOR COMPENSATION AND 401(K) PLAN

      MANAGEMENT OPTIONS

      As of the Effective Date, the Company granted 810,811 Management Options to acquire New Class A Common Stock at an exercise price of $10 per share pursuant to the Management Option Plan to certain CHI employees. The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI, of shares of New Common Stock pursuant to the exercise of the New Series B Warrants and the New Series C Warrants by the holders thereof. With the exception of 20,000 fully vested and exercisable options granted to Charles F. Goff, Jr. on the Effective Date, the Management Options will vest and become exercisable as follows:

                Effective Date               33 1/3% of the Management Options
                December 31, 1998            22 2/9% of the Management Options
                December 31, 1999            22 2/9% of the Management Options
                December 31, 2000            22 2/9% of the Management Options

      The Management Options will also become vested and exercisable upon a change in control of CHI. The Management Options granted as of the Effective Date will terminate on the seventh (7th) anniversary of the Effective Date unless terminated at an earlier date following termination of an optionee's employment. No employee of CHI will be eligible under the Management Option Plan to be granted Management Options to purchase more than 350,000 shares of New Class A Common Stock.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 15 - MANAGEMENT OPTIONS, DIRECTOR COMPENSATION AND 401(K) PLAN (CONTINUED)

      A summary of the activity in the Company's stock options for the period from the Effective Date to December 31, 1997 is presented below:

                                             Number of Shares   Exercise Price
                                             ----------------- --------------

         Options granted on the Effective Date     810,811           $   10.00
         Options exercised                              --                  --
         Options canceled                               --                  --
                                                 -----------         ----------
         Outstanding at December 31, 1997          810,811           $   10.00
                                                 ===========         ===========
         Exercisable at December 31, 1997          283,604           $   10.00
                                                 ===========         ===========
         Weighted average remaining
              Contractual life (years)                   7
                                                 ===========


      The Company applies the principles of Accounting Principles Board Opinion 25 in accounting for employee stock option plans. Compensation cost as determined on the basis of SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") would have been recorded based on the estimated fair value of stock options granted on the Effective Date. The total fair value of these options was $2,201 based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model (i) risk-free interest rate of approximately 6.2%, (ii) expected life of seven years, (iii) 30% volatility, and (iv) no expected dividends. Had compensation cost been determined based on the estimated fair value at the grant date consistent with the method of SFAS 123, the Company's net income and net income per share would have decreased by approximately $105 and $.01, respectively, for the period from November 8, 1997 to December 31, 1997.

     DIRECTOR COMPENSATION

     Charles F. Goff, Jr., a non-employee Director of the Company, will be paid an annual retainer of $40 for his services as a director, plus $2 for attendance at each meeting of the Board of Directors as well as each committee meeting which he attends. In addition, on the Effective Date, he received a grant of stock options to purchase 20,000 shares of the New Class A Common Stock at an exercise price of $10 per share. These options are part of the Management Options, however, they were fully vested and exercisable as of the Effective Date.

      401(k) PLAN

     The Company provides a defined contribution 401(k) plan which covers substantially all of its domestic employees subject to certain prequalification requirements. Costs of the plan were charged to operations as compensation expense in the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the years ended June 30, 1997, 1996 and 1995.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 16 - TAXES

      The (provision)/benefit for income and franchise taxes consists of the following:


                                       Reorganized
                                         Company                           Predecessor   Company
                                    ------------------ -----------------------------------------------------------------
                                                                            Fiscal Year       Fiscal Year   Fiscal Year
                                         Nov. 8 -            July 1 -          Ended             Ended         Ended
                                        Dec. 31, 1997      Nov. 7, 1997     June 30, 1997   June 30, 1996  June 30, 1995
                                    -----------------  ---------------  ---------------     -------------- -------------

   Federal income taxes               $      (100)          $    --       $    (408)        $   (283)       $   (220)
   State income and franchise taxes           (105)            (144)           (505)            (287)           (157)
   Deferred tax (provision)/benefits          (571)             213          (2,382)           7,951              --
                                      -------------      ------------     -----------      -----------     ---------
                                      $       (776)          $   69      $   (3,295)        $  7,381       $    (377)
                                      =============      ============     ===========      ===========     =========


      The (provision)/benefit for income and franchise taxes differs from an amount computed by applying the statutory income tax rate to pre-tax income, as follows:

                                           Reorganized
                                             Company                                         Predecessor Company
                                         ---------------- ------------------------------------------------------------------------
                                                                               Fiscal Year       Fiscal Year      Fiscal Year
                                             Nov. 8-             July 1-          Ended             Ended            Ended
                                          Dec. 31, 1997       Nov. 7, 1997    June 30, 1997     June 30, 1996    June 30, 1995
                                         ----------------  ------------------------------------------------------------------------

    Tax (provision)/benefit at US
        statutory rate                     $     (518)         $ (27,265)         $    731        $  32,542       $    5,405
      State income tax expense                    (80)               (99)             (352)            (156)             (57)
      State franchise and net worth
          tax expense                                                (45)             (153)            (131)            (100)
                                                  (25)
      Losses without current tax benefit            --              (383)           (3,113)         (24,591)          (5,405)
      Alternative minimum tax                    (100)                --              (408)            (283)            (220)
      Reorganization value in excess of
          amounts allocable to
          identifiable assets                     (53)                --                               --               --
                                                                                     --
      Restructuring charges                         --            (1,392)            --                --               --
      Debt extinguishment                           --            30,552             --                --               --
      Corporate recapitalization                    --             1,700             --                --               --
      Project debt adjustment                       --            (2,999)            --                --               --
                                         -------------      ------------       -------------     ------------    ------------

                                             $   (776)        $       69           $ (3,295)      $     7,381    $      (377)
                                         =============      ============       ============      ============    ===========



Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and June 30, 1997 and 1996 are as follows:

                                                           Reorganized Company            Predecessor Company
                                                           -------------------     -----------------------------
                                                           December 31, 1997       June 30, 1997   June 30, 1996
                                                           -------------------     --------------  -------------
      Deferred tax assets:
                         Net operating loss                        $19,604               $21,925        $22,865
                         Tax credits                                 5,652                 4,237          5,851
                         Lease payment obligations                   7,393                 9,504         10,480
                         Original issue discount                        --                22,235         15,598
                         Pumped storage development costs            6,750                 8,624         15,785
                        Valuation reserve                          (35,227)              (50,056)       (49,266)
                                                               -----------           -----------    -----------
                        Total deferred tax assets, net               4,172                16,469         21,313
                                                               -----------           -----------    -----------

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 16 - TAXES (CONTINUED)

  Deferred tax liabilities:

           Depreciation and Amortization      $37,161   $47,662    $49,960

                                           ---------- ---------  ---------
            Total deferred tax liabilities     37,161    47,662     49,960
                                           ---------- ---------  ---------
         Net deferred tax liability           $32,989  $31,193     $28,647
                                           ========== =========  =========

      The deferred tax benefit of approximately $8.0 million for the fiscal year ended June 30, 1996 relates to the write-down of certain long-lived assets in accordance with SFAS 121 (Note 7). The effective tax rate of the deferred benefit recognized from the write-down differs from the federal statutory rate due to the reduction of deferred tax liabilities offset by an increase in the valuation allowance attributable to net operating loss ("NOL") carryforwards.

      The valuation allowance decreased by $14,829 primarily due to a decrease in the gross deferred tax assets relating to original issue discount and NOL carryforwards, the future benefits of which were not more likely than not to be realized, offset by reductions in taxable temporary differences resulting from the Company's revaluation of its assets.

      At December 31, 1997 and June 30, 1997, 1996 and 1995, the Company had tax NOLs of approximately $56,013, $64,485, $67,300 and $72,900 respectively, expiring through 2012. Of the amounts at December 31, 1997, the Company has available acquired federal income tax net operating loss ("Acquisition NOL") carryforwards in the amount of approximately $6,300 representing unused losses accumulated by certain entities prior to their acquisition by the Company. These NOLs, which expire in varying amounts beginning with 2000, are restricted in terms of utilization.

     At December 31, 1997, the Company has approximately $2,031 of investment, energy and Alternative Minimum Tax ("AMT") credits available to reduce future income taxes for federal income tax reporting purposes expiring during 2000 through 2002. Additionally, the Company has available investment, energy and AMT credits in the amount of approximately $2,899, representing unused credits accumulated by certain entities prior to their acquisition by the Company. These credits, which are restricted in terms of utilization, will begin to expire in 1998.

      On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code and simultaneously filed the Plan of Reorganization. The Plan of Reorganization was confirmed by the Bankruptcy Court and the Company's NOL carryforwards for federal income tax purposes were reduced by approximately $16,000, due to the discharge of indebtedness under the Plan of Reorganization as described in Note 1. Under the internal revenue code, certain substantial changes in the Company's ownership could result in an annual limitation on the amount of the NOL and tax credit carryforwards which can be utilized in future years.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 17 - COMMITMENTS AND CONTINGENCIES

      OPERATING LEASE COMMITMENTS

      The Company has several non-cancelable operating leases expiring through 2080. The majority of these leases require annual lease payments based upon a percentage of gross or net revenues, as defined in the respective lease agreements, and provide for minimum annual payments to the lessor.

      Minimum rental commitments under non-cancelable operating leases for the five years following December 31, 1997 are approximately $4,900 per year and approximately $26,000 thereafter.

      LEGAL PROCEEDINGS

      On August 20, 1997, a former employee of the Company filed a civil-action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil-action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. The Company is vigorously defending the Claim and Management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.


      PUMPED STORAGE DEVELOPMENT

      Management believes that its pumped storage projects will not be successfully developed by the Company. However, the Company maintains certain debt obligations related to project commitments entered into during pumped storage development.

      INDEMNIFICATIONS

      In connection with the financing of certain projects, it has been assumed that certain tax benefits will be available. In the event that all or part of certain tax benefits are subsequently determined to be unavailable, the related project subsidiary and, in limited circumstances, the Company and/or intermediate subsidiary thereof have agreed to indemnify for such lost tax benefits. As of December 31, 1997, no claims have been made. It is management's opinion that future material claims are unlikely.

NOTE 18 - INSURANCE CLAIM

      In August 1995, the Company filed a property damage claim as a result of a tropical storm. The claim, covered under the Company's umbrella property and business interruption insurance policy, involves five projects located in South Carolina, including Apalache, Lower Pelzer, Piedmont, Upper Pelzer and Ware Shoals. The total claim as of December 31, 1997 was $3,691, of which approximately $zero, $419 and $767 were related to business interruption and $229, $1,607 and $669 were related to recoverable property damages at December 31, 1997 and June 30, 1997 and 1996, respectively. The Company has received two partial payments of the claim, totaling $2,127 and of the total payment received, $79 and $767 related to business interruption revenue earned and $1,115 and $166 (net of the $100 self-insurance deductible) related to recoverable property damages incurred in the fiscal years ended June 30, 1997 and 1996, respectively. As of December 31, 1997, the Company has recorded a receivable of $1,564, of which $340 relates to business interruption revenue earned and $1,224 relates to recoverable property damages incurred for the Lower Pelzer project.

                                CHI ENERGY, INC.
                   NOTES TO CONSOIIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 19 - RELATED PARTY TRANSACTIONS

      During fiscal year 1995, the Company engaged Morgan Stanley & Co. Incorporated ("Morgan Stanley") to provide the Company with financial advice and assistance. Prior to the Effective Date, Morgan Stanley held 45,000 shares of the Series F Preferred and 45,000 shares of the Series G Preferred for its own account. As of the Effective Date, Morgan Stanley is no longer a related party.

      GECC is a former minority stockholder of and is currently a significant lender and provider of partnership equity to the Company and/or its projects, through project financing, including the HDG transaction. Transactions indicated on the face of the financial statements as related party transactions include those with GECC. As of the Effective Date, GECC is no longer a related party.

      Michael B. Peisner and Stephen E. Champagne, assistant secretaries of the Company and certain of its subsidiaries, are partners in the law firm of Curtis Thaxter Stevens Broder & Micoleau ("Curtis Thaxter") which provides certain legal services to the Company. Subsequent to the Effective Date, the Company has no other related party transactions.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-----             AND FINANCIAL DISCLOSURE

      Not Applicable.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

The names of the executive officers ("Executive Officers") and the directors ("Directors") of CHI, their ages as of December 31, 1997, and positions with CHI are as follows:

NAME                       AGE        POSITION
----                       ---        --------

James T. Stewart           49         Chairman and Chief Executive Officer

Edward M. Stern            38         President, Chief Operating Officer, Secretary and Director

Michael I. Storch          45         Executive Vice President -- Strategy and Development

Mary V. Gilbert            36         Senior Vice President and Chief Financial Officer

Pascal J. Brun             48         Senior Vice President

Daniel S. Pease            43         Senior Vice President -- Operations

Rickey J. Cashatt          45         Senior Vice President

Frank T. Giacalone         46         Senior Vice President --  Development

J.  Christopher Hocker     46         Vice President -- Corporate Affairs

Neil A. Manna              34         Vice President -- Finance, Controller and Treasurer

Michael J. Petrick         36         Director

James J. Duplessie         38         Director

Charles F. Goff, Jr.       56         Director


---------------

      The Executive Officers of the Company are elected by the Board of Directors and serve at their discretion with no fixed term of office, except for Ms. Mary V. Gilbert, Mr. James T. Stewart, Mr. Michael I. Storch, and Mr. Edward
M. Stern who serve under certain employment contracts, the terms of which are discussed in Item 11.

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

      Edward M. Stern, President, Chief Operating Officer, Secretary and Director-- Mr. Stern was elected President and COO of the Company in September 1996 and a Director in November 1997. He previously served as Executive Vice President, Secretary and General Counsel of CHI with primary responsibility for the company's legal, human resources, communications, financial, acquisitions, risk management and environmental and regulatory compliance functions. Prior to joining CHI in April 1991, Mr. Stern was a Vice President with BayBank, Inc., a northeastern financial services organization, where for six years he specialized in energy project finance, foreclosures, debt restructurings and asset management. He received JD and MBA degrees from Boston University. Mr.
Stern is a member of the Massachusetts Bar and the Federal Energy Bar.

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

      Mary V. Gilbert, Senior Vice President and Chief Financial Officer -- Ms. Gilbert joined CHI in July 1996 as Senior Vice President of Finance for CHI Power, Inc. She was named to her current position in January 1997 and is presently responsible for the Company's accounting, tax, financial reporting, treasury, human resource and information systems functions. Prior to joining CHI, she served in several capacities with CRSS, Inc., most recently as Vice President, Controller of the parent company. Previously she had served as Chief Financial Officer of CRSS Capital, its independent power subsidiary. Prior to joining CRSS, Ms. Gilbert was employed by Ernst and Young for six years, last holding the position of audit manager. Ms. Gilbert received a Bachelor of Science degree in accounting from the University of Colorado at Boulder. She is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

      Pascal J. Brun, Senior Vice President of CHI; President, CHI Canada Inc. -- Mr. Brun joined CHI in June 1988. He is currently responsible for acquisition, development and operation of hydroelectric facilities in Canada. Previously, he served as CHI's Vice President for Corporate Development, responsible for acquisition of operating projects in the United States and Canada. Prior to joining CHI, he was a Vice President for the SNC Group, Ltd., a large Canadian engineering and construction company, and a Project Manager for
T. Pringer & Sons, Engineers. He holds Bachelors and Masters degrees in Applied Sciences from Laval University and an MBA degree from the University of Montreal.
                                       71

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

      Rickey J. Cashatt, Senior Vice President -- Mr. Cashatt joined CHI in January 1996. He is currently responsible for the construction and operation of industrial energy facilities of the Company, as well as providing development support. Before joining CHI Power, Mr. Cashatt was a senior project manager for Destec Engineering, Inc., responsible for directing the development and construction of simple cycle and combined cycle plants in the United States and internationally. Mr. Cashatt also served as a project manager with similar responsibilities for CRS Sirrine Engineers, Inc. prior to his employment at Destec Engineering, Inc. He began his career with International Paper Company, responsible for hydroelectric and combustion power plant installation and upgrades. Mr. Cashatt holds a degree in electrical engineering from North Carolina State and is a registered professional engineer.

      Frank T. Giacalone, Senior Vice President -- Development -- Mr. Giacalone began his employment with CHI in November 1995. He is responsible for the marketing and business development functions of the Company that include domestic and international opportunities of both hydroelectric and industrial energy projects. Prior to joining CHI, Mr. Giacalone most recently served as a senior business developer for CRSS, Inc. where he was responsible for the development and negotiation of energy and industrial transactions. Prior to that, he held numerous senior development positions with other energy companies, beginning his career with General Electric Company. Mr. Giacalone holds a degree in mechanical engineering from Widener University and is a registered professional engineer.

      J. Christopher Hocker, Vice President -- Corporate Affairs -- Mr. Hocker joined CHI in November 1990 as Director of Communications. Currently, he coordinates CHI's business development efforts and also is responsible for internal and external communications relating to the Company and its major projects in development and for public affairs related to the Company's involvement in national industry associations. He is currently a Director of the National Hydropower Association. Prior to joining CHI, he was an independent consultant specializing in communications related to the energy and environmental industries. His previous experience also includes serving as Marketing Manager for Morrison-Knudsen Engineers, Inc., specifically related to hydroelectric, environmental and transportation projects. Mr. Hocker received a BA degree from Stanford University in 1973.

      Neil A. Manna, Vice President --Finance, Controller and Treasurer -- Mr. Manna joined CHI in 1990 as Assistant Controller. He is currently responsible for day to day financial control of the Company, including accounting, treasury and tax, as well as the Company's budgeting and risk management functions. Prior to joining CHI, he served as Controller for the sales promotion division of Marketing Corporation of America, and also served as an audit senior for the accounting firm of Price Waterhouse. Mr. Manna received a Bachelors degree in accounting from the University of Connecticut in 1985 and an MBA degree with a concentration in finance from Fairfield University in 1996. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

      James J. Duplessie, Director -- Mr. Duplessie is currently an Executive Director of Swiss Bank Corporation. He has been with Swiss Bank Corporation since January 1995. Previously, Mr. Duplessie was an Executive Director of O'Connor & Associates. He received a B.A. in Economics from Washington and Lee University in 1981, an MBA from Tulane University in 1984 and a JD from Wake Forest University in 1987.

      Charles F. Goff, Jr., Director -- Mr. Goff is the retired Chairman and Chief Executive Officer of Destec Energy, Inc., a major worldwide independent power developer, producer and marketer that owns power generation and gasification facilities which produce, sell and market electricity, steam and synthetic fuel gas. Prior to its sale in 1997, Destec had interests in 24 operating projects with a total rated equivalent capacity of approximately 5,136 megawatts and over three million pounds per hour of steam. In addition, Mr. Goff has served as a member of Boards of Directors of APD Partnership (a joint venture between The Dow Chemical Company and Apache Corporation), Magma Power Company, Dow Pipeline Company and Boride Products, Inc. Prior to forming Destec, Mr. Goff served 25 years with Dow in various energy and business management executive positions. Mr. Goff graduated from the University of Texas, where he earned a bachelor's degree in business administration.

      There are no family relationships among the Directors and officers.

      The Board of Directors has established an Executive Compensation Committee comprised of Messrs. Goff, Petrick and Duplessie and an Audit Committee comprised of Messrs. Goff, Petrick and Duplessie.

ITEM 11.  EXECUTIVE COMPENSATION


      The following summary compensation table sets forth information concerning compensation of the named Executive Officers for services rendered during the twelve months ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                                          Long-Term
                                                                                                        Compensation
                                                               Annual             Other Annual                            All Other
Name and                                                    Compensation ($)      Compensation      Stock Option        Compensation
Principal Position                         Year       Salary     Bonus             ($)               Grants (#)            ($)(5)
------------------                         -----      -------------------       ------------    ---------------     ---------------



James T. Stewart(1)........................ 1997     311,538       325,000        4,800              250,000          1,772
  Chairman and Chief Executive Officer      1996     238,380        58,750           --                   --             --
                                            1995     54,827(2)         --            --                   --         50,000(2)

Edward M. Stern(3)......................... 1997     247,991       149,700        4,800              115,000             285
  President, Chief Operating Officer,       1996     210,331        75,000        6,150                --                120
  Secretary and Director                    1995     171,692           --         8,900(4)             --            20,221(4)

Michael I. Storch.......................... 1997     259,512         39,990       4,800               55,000             --
  Executive Vice President                  1996     238,000         45,000       5,525                --             8,000
                                            1995     211,862           --        12,150(4)             --            17,500(4)

Mary V. Gilbert(6)......................... 1997     153,077         62,500         982              55,000             276
  Senior Vice President and                 1996      46,274(7)      27,500          --                --                --
  Chief Financial Officer                   1995       --              --            --                --                --

Pascal J. Brun............................. 1997     130,809         52,000       5,283               45,000             437
  Senior Vice President                     1996     123,723         17,822       3,578                  --              221
                                            1995     112,753           --         2,464                  --              401


--------------------------

(1) Mr. Stewart was elected Chief Executive Officer and a Director of the Company as of July 1, 1996.
(2) Annual Compensation represents salary from November 1, 1995, the commencement of Mr. Stewart's employment with the Company. Further, All Other Compensation represents a sign-on bonus paid to Mr. Stewart upon joining the Company.
(3) Mr. Stern was elected President and Chief Operating Officer of the Company in September 1996 and a Director of the Company in November 1997.
(4) Through December 31, 1995, the value of all perquisites, except for 401(k) matching contributions and life insurance premium payments covered under the senior management benefits policy, were either excluded by definition from this table, or included in Other Annual Compensation or All Other Compensation. As of January 1, 1996, the Company has added the value of these perquisites into each executive's base salary.
(5) Comprised of life insurance premiums paid by the Company on behalf of each Executive Officer, unless otherwise noted.
(6) Ms. Gilbert was elected Senior Vice President and Chief Financial Officer of the Company in January 1997.
(7) Compensation represents salary from July 15, 1996, the commencement of Ms. Gilbert's employment with the Company.

      The following table contains information about stock options granted in 1997 to the named Executive Officers pursuant to the Company's Management Option Plan.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1997
              ----------------------------------------------------

                                                                                                        Potential Realizable Value
                                                                                                        at Assumed Annual Rates of
                                                                                                           Stock Price Appreciation
                                        Individual Grants                                                       for Option Term(1)
-------------------------------------------------------------------------------------------------   --------------------------------
                                           Number of
                                          Securities      % of Total      Exercise
                                          Underlying   Options Granted     or Base
                                            Options    to Employees in      Price      Expiration
                      Name              Granted (#)(2)   Fiscal Year      ($/Sh)(3)    Date(4)          5% ($)           10% ($)
                      ----              --------------   -----------      ---------    -------    ------------      ----------------

James T. Stewart.....................      250,000           30.83%      $10.00       11/7/05          $ 492,500       $ 1,645,000

Edward M.  Stern(5)..................      115,000           14.18%      $10.00       11/7/05          $ 226,550      $    756,700

Michael I. Storch....................       55,000            6.78%      $10.00       11/7/05          $ 108,350      $    361,900

Mary V. Gilbert......................       55,000            6.78%      $10.00       11/7/05          $ 108,350      $    361,900

Pascal J. Brun.......................       45,000            5.55%      $10.00       11/7/05         $   88,650      $    296,100



--------------------------

(1) The potential realizable value shown for the Executive Officers is net of the option exercise price. The dollar gains under these columns result from calculations, as prescribed by the Securities and Exchange Commission, assuming 5% and 10% growth rates in stock price and are not intended to forecast future price appreciation of CHI Energy, Inc. common stock.
(2) All options shown were granted on November 7, 1997 pursuant to the Management Option Plan. For a more detailed description of the plan, see "--1997 Stock Option Plan and Management Option Agreements".
(3) The exercise price (the price that the optionee, or the person or persons having the right to exercise the option, must pay to purchase each share of common stock that is subject to option) is greater than the fair market value of the stock on the date of grant of the option.
(4) One-third of options granted are exercisable on the date of grant. An additional 22 2/9% of the options will vest and become exercisable on each of 12/31/98, 12/31/99 and 12/31/00. All options will terminate on the seventh anniversary of the date of grant, unless terminated at an earlier date following termination of an optionee's employment.
(5)   The options  granted to Mr.  Stern are owned by a trust for the benefit of Mr. Stern's family (for which Mr. Stern does not act as trustee) and as such, Mr. Stern disclaims beneficial ownership of these options.
                                       75

      The following table sets forth information with respect to the named Executive Officers concerning the exercise of options during the fiscal year ended December 31, 1997 of the Company and unexercised options held as of December 31, 1997.

       AGGREGATED OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 1997
       ------------------------------------------------------------------
                           AND FY-END OPTION VALUES(1)
                           --------------------------

                                       Number of Securities           Value of Unexercised
                                      Underlying Unexercised         In-the-Money Options
                                      Options at FY-End (#)             at FY-End ($)(2)
                                      -------------------------    --------------------------

                Name                 Exercisable   Unexercisable    Exercisable   Unexercisable
                ----                 -----------   -------------    ------------  -------------



       James T. Stewart............   83,333           166,667         --           --

       Edward M.  Stern............   38,333            76,667         --           --

       Michael I. Storch...........   18,333            36,667         --           --

       Mary V. Gilbert.............   18,333            36,667         --           --

       Pascal J. Brun..............   15,000            30,000         --           --



--------------------------

(1) No options were exercised by any of the named Executive Officers in the fiscal year ended December 31, 1997.
(2) Calculated using the difference between the fair market value of the securities underlying the options and the exercise price of the options. Based on information available to the Company, the fair market value of the options did not exceed the exercise price of the options at December 31, 1997.

      Employment Contracts. On the Effective Date, CHI entered into substantially similar employment agreements with James T. Stewart, Edward M. Stern, Michael I. Storch and Mary V. Gilbert. The agreements provide that each of the aforementioned officers serve in the position set forth opposite such officer's name listed on the table entitled "Summary Compensation Table" above. The employment agreements of each of Messrs. Stewart and Stern provide for an initial three year term, and those of each of Mr. Storch and Ms. Gilbert provide for an initial two year term. The term of each employment agreement is subject to automatic extension for successive 12 month periods (unless CHI notifies the executive officer of its intent not to renew the employment agreement prior to January 1 in any year, commencing with January 1, 2000 in the case of Messrs. Stewart and Stern and January 1, 1999 in the case of Mr. Storch and Ms. Gilbert).

      Calendar year 1998 base compensation for each of the foregoing is as follows: (1) James T. Stewart - $325,000; (2) Edward M. Stern - $250,000; (3) Michael I. Storch - $250,000; and (4) Mary V. Gilbert - $180,000. In addition to base compensation, the executive officers of CHI are eligible (i) to receive an annual bonus equal up to 150% of their respective base salaries, in the case of Messrs. Stewart and Stern, and up to 100% of their respective base salaries, in the case of Mr. Storch and Ms. Gilbert, (ii) to participate in benefits plans,
(iii) to receive Management Options, and (iv) to receive disability and death benefits. For a discussion of the Management Options, see "1997 Stock Option Plan and Management Option Agreement" below.

      Pursuant to the employment contracts, if an executive officer's employment is terminated by CHI or the executive officer resigns during the term of the employment agreement (other than in certain specified circumstances), such executive will receive, among other benefits, monthly severance payments equal to such officer's base compensation (excluding bonuses) for a period equal to the shorter of (i) 24 months from the date of termination in the case of Messrs. Stewart and Stern, and 18 months from the date of termination in the case of Mr. Storch and Ms. Gilbert or (ii) nine months following the date on which the term of the employment agreement expires in the case of Messrs. Stewart and Stern and six months following the date on which the term of the employment agreement expires in the case of Mr. Storch and Ms. Gilbert.

      Director Compensation. Charles F. Goff, Jr., a non-employee director of the company, will be paid an annual retainer of $40,000 for his services as a director, plus $2,000 for attendance at each meeting of the Board of Directors as well as each committee meeting which he attends. In addition, on the Effective Date, he received a grant of stock options to purchase 20,000 shares of the New Class A Common Stock at an exercise price of $10 per share. These options became fully vested and exercisable on the Effective Date.

      Senior Management Benefits Policy. In 1992, CHI's Board of Directors adopted a Senior Management Benefits Policy covering certain of the Company's executive officers listed herein in Part III, Item 10, "Directors and Officers of the Registrant" (the "Participants") which offers severance, supplemental life insurance and supplemental disability insurance benefits subject to entering into a non-competition agreement. In 1996, the Company expanded the eligibility under the policy to include officers of certain of its subsidiaries. Each Participant is entitled to, under certain circumstances, between 12 and 26 weeks of severance pay. In addition, each Participant shall be provided with $150,000 of supplemental term life insurance, or such other amount or type of insurance as determined by the Board of Directors, and supplemental disability benefits of up to one year subject to a maximum aggregate benefit of $200,000. To the extent that benefits under the Senior Management Benefits Policy duplicate benefits which a Participant is entitled to receive under any other arrangement with the Company, such benefits will not be additive.

      1997 Stock Option Plan and Management Option Agreements. Pursuant to the Plan of Reorganization, as of the Effective Date, Management Options to acquire New Class A Common Stock at an exercise price of $10 per share of New Class A Common Stock were granted pursuant to the Management Option Plan to certain CHI employees (including each of the executive officers mentioned above). The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Warrants. With the exception of 20,000 fully vested and exercisable options granted to Charles
F. Goff, Jr. on the Effective date, the Management Options will vest and become exercisable as follows:


          Effective Date                 - 33 1/3% of the Management Options

          December 31, 1998              - 22 2/9% of the Management Options

          December 31, 1999              - 22 2/9% of the Management Options

          December 31, 2000              - 22 2/9% of the Management Options


      The Management Options will also become vested and exercisable upon a change in control of CHI. The Management Options granted as of the Effective Date will terminate on the seventh anniversary of the Effective Date unless terminated at an earlier date following termination of an optionee's employment. No employee of CHI will be eligible under the 1997 Stock Option Plan and Management Option Agreements to be granted Management Options to purchase more than 350,000 shares of New Class A Common Stock.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

      The following table sets forth certain information regarding the beneficial ownership of the Company's New Class A Common Stock and New Class B Common Stock as of March 16, 1998 by (i) each stockholder, who, to the best of the Company's knowledge, owns beneficially more than 5% of either the outstanding shares of New Class A Common Stock or New Class B Common Stock, (ii) each of the Company's Directors , (iii) each of the Executive Officers whose names appear in the "Summary Compensation Table" and (iv) all Directors and Executive Officers as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, and such voting and investment power is exercised solely by the named person or shared with a spouse.

                                                        New Class A                  New Class B              Voting
                                                          Common Stock               Common Stock              Power
                                                      ------------------------     -------------------   ----------
            Directors, Executive Officer
                 and 5% Stockholders                   Number            %(1)       Number        %(1)           %
    -------------------------------------              ------            ----       ------        ----          --

    Morgan Stanley & Co., Incorporated             3,610,630          39.74%          --         --         39.70%
    Swiss Bank Corporation and Affiliates          3,137,206          34.53%          --         --         34.50%
    Merrill Lynch Asset Management                   454,883           5.01%     914,710       100%          5.10%
    Gem Capital                                      494,437           5.44%          --         --          5.44%

    Charles F. Goff, Jr.(2)                           20,000           0.22%          --         --          0.22%

    James T. Stewart(2)                               83,333           0.91%          --         --          0.91%
    Edward M. Stern(2)(3)                             38,333           0.42%          --         --          0.42%
    Michael I. Storch(2)                              18,333           0.20%          --         --          0.20%
    Mary V. Gilbert(2)                                18,333           0.20%          --         --          0.20%
    Pascal J. Brun(2)                                 15,000           0.16%          --         --          0.16%

    All Directors and Executive Officers
         as a group(2)                               250,000           2.68%          --         --          2.68%

---------------
 (1) Ownership percentages are calculated in accordance with SEC Rule 13d - 3(d)(1) and, therefore, exclude the dilutive effects of outstanding warrants and stock options. Consequently, these percentages do not represent ownership on a fully diluted basis as disclosed in Part I,
         Item 1, "Business".
 (2)     All shares are represented by vested, exercisable stock options.
 (3) The options granted to Mr. Stern are owned by a trust for the benefit of Mr. Stern's family (for which Mr. Stern does not act as trustee) and as such, Mr. Stern disclaims beneficial ownership of these options.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

      During fiscal year 1995, the Company engaged Morgan Stanley & Co. Incorporated ("Morgan Stanley") to provide the Company with financial advice and assistance. Prior to the Effective Date, Morgan Stanley held 45,000 shares of the Series F Preferred and 45,000 shares of Series G Preferred stock for its own account. As of the Effective Date, Morgan Stanley is no longer a related party.

      GECC is a former minority stockholder of and is currently a significant lender and provider of partnership equity to the Company and/or its projects, through project financing, including the HDG transaction. As of the Effective Date, GECC is no longer a related party.

      Michael B. Peisner and Stephen E. Champagne, assistant secretaries of the Company and certain of its subsidiaries, are partners in the law firm of Curtis Thaxter Stevens Broder & Micoleau ("Curtis Thaxter") which provides certain legal services to the Company. Subsequent to the Effective Date, the Company has no other related party transactions.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K                                  PAGE
-------                                                                                                     ----

                  (a) 1.   Financial Statements
                           Report of Independent Accountants                                                 37
                           Consolidated Statements of Operations for the period
                                       from November 8, 1997 to December 31, 1997,
                                       the period from Juy 1, 1997 to November 7, 1997, and the
                                       three fiscal years ended June 30, 1997, 1996 and 1995                 39
                           Consolidated Balance Sheet at December 31, 1997 and June 30, 1997 and 1996        40
                           Consolidated Statement of Stockholders' Equity for the for the period from November 8, 1997 to December 31, 1997,
                                       the period from Juy 1, 1997 to November 7, 1997, and the
                                       three fiscal years ended June 30, 1997, 1996 and 1995                 41
                           Consolidated Statement of Cash Flows for the period
                                       from November 8, 1997 to December 31, 1997,
                                       the period from Juy 1, 1997 to November 7, 1997, and the
                                       three fiscal years ended June 30, 1997, 1996 and 1995                 42
                           Notes to Consolidated Financial Statements                                        44


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

 (a) 3.   Exhibits

 Exhibit No.     Description
 ----------      -----------

   ++++++2.1     Disclosure Statement dated August 8, 1997

   ++++++2.2     Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Consolidated Hydro, Inc.

         3.1     Restated Certificate of Incorporation of Consolidated Hydro,
                 Inc.

         3.2     By-Laws of CHI Energy, Inc.

        +3.5     Certificate of Incorporation and Bylaws of Summit Energy
                 Storage Inc.

        10.1     Stockholders Agreement

        10.2     Registration Rights Agreement

        10.3 Employment Agreement dated as of October 31, 1997 by and between Consolidated Hydro, Inc. and James T. Stewart

        10.4     CHI Energy, Inc. 1997 Stock Option Plan

        10.5     Series B Warrant

        10.6     Series C Warrant

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

 +10.72A Warrant to purchase up to 10 shares of common stock of Consolidated Pumped Storage, Inc. issued to Andrea Rich

 +10.72B Securities Purchase Agreement between Consolidated Hydro, Inc., and BCC Brown Finance (Curacao) N.V., dated June 29, 1992

 +10.73          Employment Agreement between Consolidated Hydro, Inc. and Olof
                 S. Nelson dated March 25, 1992

  10.74 Employment Agreement between Consolidated Hydro, Inc. and Michael I. Storch dated March 25, 1992

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

     +++10.110   Agreement by and between Hydro Development Group, Inc., and
                 Hydra-Co Enterprises, Inc. dated as of May 23, 1994.

     +++10.111   Employment Agreement between Consolidated Hydro, Inc. and
                 Edward M. Stern dated November 1, 1994.

     +++10.112   Termination Agreement between Consolidated Hydro, Inc. and Olof
                 S. Nelson dated June 27, 1996.

     +++10.113   Employment Agreement between Consolidated Hydro, Inc. and James
                 T. Stewart dated July 1, 1996.

        10.114 Employment Agreement dated as of October 31, 1997, by and between Consolidated Hydro, Inc. and Michael I. Storch.

        10.115 Employment Agreement dated as of October 31, 1997 by and between Consolidated Hydro, Inc. and Edward M. Stern.

        10.116 Employment Agreement dated as of October 31, 1997, by and between Consolidated Hydro, Inc. and Mary V. Gilbert.

++++++10.117     Amendment dated as of July 1, 1996 to the Revolving Credit
                 Agreement between Consolidated Hydro, Inc. and Den norske Bank
                 ASA

++++++10.118     First Amended and Restated Credit Agreement dated as of October
                 15, 1996 between Lyon Credit Corporation and BP Hydro Finance
                 Partnership.

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

 +++++10.122     Amended Engagement Letter, dated as of May 30, 1997, between
                 Consolidated Hydro, Inc. and Houlihan Lokey Howard and Zukin,
                 Inc.

++++++10.123     Bill of Sale dated June 13, 1997, between TKO Power, Inc. and
                 Ralphs Ranches, Inc.

++++++10.124     Termination Agreement dated September 9, 1997, between Joseph
                 Hydro Company, Inc. and PacifiCorp.

++++++10.125    Purchased Power Agreement between Duke Power and Mill Shoals
                 Hydro Company, Inc., dated August 12,1997.

      12.1       Statements regarding computation of ratios

++++++21.1       List of Subsidiaries of Registrant

      27.1       Financial Data Schedule



 + Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (File No. 33-69762).

++ Incorporated by reference to the Company's Current Report on Form 8- K dated May 2, 1995.

+++ Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.

++++ Incorporated by reference to the Company's Report on Form 8-K dated December 23, 1996, as amended by Form 8-K/A dated March 7, 1997.

+++++ Incorporated by reference to the Company's Current Report on Form 8- K dated June 4, 1997.


++++++ Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1997.

                 (b)   Reports on Form 8-K:

                       The Company filed a Current Report on Form 8-K on November 7, 1997, reporting the date the Plan of Reorganization became effective.

                                   SIGNATURES
                                  ------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CHI ENERGY, INC.
Date:  March 30, 1998                              (Registrant)
                                                   By: /s/ James T. Stewart
                                                      ----------------------
                                                       James T. Stewart



         Signature                                 Title                                                         Date
         ---------                                 -----                                                         -----


by:
               /s/James T. Stewart
--------------------------------------------
                  James T. Stewart                     Chairman and Chief Executive Officer                   March 30, 1998


by:
               /s/ Edward M. Stern
--------------------------------------------
                   Edward M. Stern                      President, Chief Operating Officer,                    March 30, 1998
                                                         Secretary, and Director

by:
               /s/ Mary V. Gilbert
--------------------------------------------
                   Mary V. Gilbert                      Senior Vice President, Chief Financial Officer         March 30, 1998
                                                         (principal financial officer)

by:
               /s/ Neil A. Manna
--------------------------------------------
                   Neil A. Manna                        Vice President --Finance, Controller                   March 30, 1998
                                                         and Treasurer (principal accounting officer)

by:
               /s/ Michael J. Petrick
--------------------------------------------                                                                   March 30, 1998
                   Michael J. Petrick                   Director

by:
               /s/ James J. Duplessie                                                                          March 30, 1998
--------------------------------------------
                   James J. Duplessie                   Director

by:
               /s/ Charles F. Goff, Jr.                                                                        March 30, 1998
--------------------------------------------
                   Charles F. Goff, Jr.                 Director


                                 EXHIBIT INDEX


 Exhibit No.     Description
 ----------      -----------

   ++++++2.1     Disclosure Statement dated August 8, 1997

   ++++++2.2     Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Consolidated Hydro, Inc.

         3.1     Restated Certificate of Incorporation of Consolidated Hydro,
                 Inc.

         3.2     By-Laws of CHI Energy, Inc.

        +3.5     Certificate of Incorporation and Bylaws of Summit Energy
                 Storage Inc.

        10.1     Stockholders Agreement

        10.2     Registration Rights Agreement

        10.3 Employment Agreement dated as of October 31, 1997 by and between Consolidated Hydro, Inc. and James T. Stewart

        10.4     CHI Energy, Inc. 1997 Stock Option Plan

        10.5     Series B Warrant

        10.6     Series C Warrant

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

 +10.72A Warrant to purchase up to 10 shares of common stock of Consolidated Pumped Storage, Inc. issued to Andrea Rich

 +10.72B Securities Purchase Agreement between Consolidated Hydro, Inc., and BCC Brown Finance (Curacao) N.V., dated June 29, 1992

 +10.73          Employment Agreement between Consolidated Hydro, Inc. and Olof
                 S. Nelson dated March 25, 1992

  10.74 Employment Agreement between Consolidated Hydro, Inc. and Michael I. Storch dated March 25, 1992

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

     +++10.110   Agreement by and between Hydro Development Group, Inc., and
                 Hydra-Co Enterprises, Inc. dated as of May 23, 1994.

     +++10.111   Employment Agreement between Consolidated Hydro, Inc. and
                 Edward M. Stern dated November 1, 1994.

     +++10.112   Termination Agreement between Consolidated Hydro, Inc. and Olof
                 S. Nelson dated June 27, 1996.

     +++10.113   Employment Agreement between Consolidated Hydro, Inc. and James
                 T. Stewart dated July 1, 1996.

        10.114 Employment Agreement dated as of October 31, 1997, by and between Consolidated Hydro, Inc. and Michael I. Storch.

        10.115 Employment Agreement dated as of October 31, 1997 by and between Consolidated Hydro, Inc. and Edward M. Stern.

        10.116 Employment Agreement dated as of October 31, 1997, by and between Consolidated Hydro, Inc. and Mary V. Gilbert.

++++++10.117     Amendment dated as of July 1, 1996 to the Revolving Credit
                 Agreement between Consolidated Hydro, Inc. and Den norske Bank
                 ASA

++++++10.118     First Amended and Restated Credit Agreement dated as of October
                 15, 1996 between Lyon Credit Corporation and BP Hydro Finance
                 Partnership.

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

 +++++10.122     Amended Engagement Letter, dated as of May 30, 1997, between
                 Consolidated Hydro, Inc. and Houlihan Lokey Howard and Zukin,
                 Inc.

++++++10.123     Bill of Sale dated June 13, 1997, between TKO Power, Inc. and
                 Ralphs Ranches, Inc.

++++++10.124     Termination Agreement dated September 9, 1997, between Joseph
                 Hydro Company, Inc. and PacifiCorp.

++++++10.125    Purchased Power Agreement between Duke Power and Mill Shoals
                 Hydro Company, Inc., dated August 12,1997.

      12.1       Statements regarding computation of ratios

++++++21.1       List of Subsidiaries of Registrant

      27.1       Financial Data Schedule



------------------------
 + Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (File No. 33-69762).

++ Incorporated by reference to the Company's Current Report on Form 8- K dated May 2, 1995.

+++ Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.

++++ Incorporated by reference to the Company's Report on Form 8-K dated December 23, 1996, as amended by Form 8-K/A dated March 7, 1997.

+++++ Incorporated by reference to the Company's Current Report on Form 8- K dated June 4, 1997.


++++++ Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1997.