Form 10-Q
period 1998-03-31
CHI ENERGY INC
filed 1998-05-15
CIK 787618

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 33-69762

                                CHI ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 06-1138478
      -------------------------------               -----------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

      680 Washington Boulevard, Stamford, Connecticut          06901
     -------------------------------------------------      ------------
      (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (203) 425-8850

                                      NONE
        ---------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                   Class A                   Outstanding as of May 14, 1998
  ---------------------------------------    ------------------------------
  Common stock, $.01 par value                       9,085,290

                   Class B                   Outstanding as of May 14, 1998
  ---------------------------------------    ------------------------------
  Common stock, $.01 par value                         914,710

================================================================================

                                      INDEX

                                                                        Page No.
                                                                        -------

PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements.....................................    2

                  Consolidated Statement of Income for the three months
                     ended March 31, 1998 and 1997 (Unaudited).............    3

                  Consolidated Balance Sheet at March 31, 1998
                     and  December 31, 1997 (Unaudited)....................    4

                  Consolidated Statement of Stockholders' Equity
                     for the three months ended March 31, 1998 (Unaudited).    5

                  Consolidated Statement of Cash Flows for the three months
                     ended March 31, 1998 and 1997 (Unaudited).............  6-7

                  Notes to Consolidated Financial Statements (Unaudited) ..  8-9

     Item 2.      Management's Discussion and Analysis of

                     Financial Condition and Results of Operations........ 10-17


     Item 3.      Quantitative and Qualitative Disclosures

                     About Market Risk.....................................   17


PART II.          OTHER INFORMATION


     Item 1.      Legal Proceedings........................................   18

     Item 2       Changes in Securities and Use of Proceeds................   18

     Item 3.      Defaults upon Senior Securities..........................   18

     Item 4.      Submission of Matters to a Vote of Security Holders......   18

     Item 5.      Other Information........................................   18

     Item 6.      Exhibits and Reports on Form 8-K.........................   18


     Signature

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS






                                CHI ENERGY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                CHI ENERGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME

            (Amounts in thousands except share and per share amounts)

                                   (Unaudited)

                                                                                   REORGANIZED     PREDECESSOR
                                                                                     COMPANY         COMPANY

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,

                                                                                          1998         1997
                                                                                         -------     -------


OPERATING REVENUES:
    Power generation revenue                                                             $ 14,712        $ 15,078
    Management fees and operations & maintenance revenues                                   1,512           1,457
    Equity income in partnership interests and other partnership income                     1,231             241
                                                                                         --------        --------
                                                                                           17,455          16,776
                                                                                         --------        --------
COSTS AND EXPENSES:
    Operating                                                                               4,601           4,208
    General and administrative                                                              2,275           1,997
    Charge for employee and director equity participation programs                              -              25
    Depreciation and amortization                                                           1,828           2,162
    Lease expense to a related party                                                            -             801
    Lease expense to unrelated parties                                                      1,430             655
    Adjustment to impairment of long-lived assets                                               -            (323)
                                                                                          -------         --------
                                                                                           10,134           9,525
                                                                                          -------         --------
       Income from operations                                                               7,321           7,251

INTEREST INCOME                                                                               272             455

OTHER INCOME                                                                                  191             132

INTEREST EXPENSE ON INDEBTEDNESS TO RELATED PARTIES                                             -          (2,656)
INTEREST EXPENSE ON INDEBTEDNESS TO UNRELATED PARTIES                                      (2,112)         (4,693)
                                                                                          -------          ------
          Income before (provision)/benefit for income taxes                                5,672             489

(PROVISION)/BENEFIT FOR INCOME TAXES                                                       (1,053)            142
                                                                                          -------          ------
          NET INCOME                                                                      $ 4,619           $ 631
                                                                                          =======          ======

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK:

    Net income                                                                            $ 4,619           $ 631
    Dividends declared on preferred stock                                                       -          (3,788)
    Accretion of preferred stock                                                                -            (214)
    Undeclared dividends on cumulative preferred stock                                          -          (2,703)
                                                                                          -------        --------
                                                                                          $ 4,619        $ (6,074)
                                                                                          =======        ========

NET INCOME PER COMMON SHARE (A)                                                            $ 0.46         n/a

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (A)                                           10,000,000         n/a




(a) Share and per share data are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.

The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
           (Amounts in thousands except share and per share amounts)
                                  (Unaudited)

                                                        MARCH 31,       DEC. 31,
                                                          1998            1997
                                                       --------       --------
                   ASSETS

CURRENT ASSETS:

  Cash and cash equivalents unrestricted                   $ 8,226         $ 6,869
  Cash and cash equivalents restricted                       6,417           5,129
  Accounts receivable, net                                   9,338           7,957
  Prepaid expenses and other current assets                  1,765           1,406
                                                          --------        --------
      Total current assets                                  25,746          21,361

PROPERTY, PLANT AND EQUIPMENT, NET                          92,776          93,692

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE
TO IDENTIFIABLE ASSETS, NET                                 15,356          17,300
INTANGIBLE ASSETS, NET                                      47,207          47,800
INVESTMENTS AND OTHER LONG-TERM ASSETS                      41,627          41,808
                                                         ---------       ---------
                                                         $ 222,712       $ 221,961
                                                         =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                    $ 6,448         $ 7,990
  Current portion of long-term debt                          5,446           5,355
      Total current liabilities                             11,894          13,345

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES         80,158          82,616

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER
LONG-TERM LIABILITIES                                       40,236          40,195

COMMITMENTS AND CONTINGENCIES                              --------        -------

           Total liabilities                                132,288        136,156
                                                           ========       ========

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized,  no shares issued                                  -              -
  Common stock, $.01 par value, 20,000,000
  shares authorized
    Class A common stock, 9,085,290 shares issued
         and outstanding                                         91             91
    Class B common stock,  914,710 shares issued
         and outstanding                                          9              9
  Additional paid-in capital, including $2,064 related
         to warrants                                         85,000         85,000
  Retained earnings                                           5,324            705
                                                          ---------       ---------
        Total stockholders' equity                           90,424         85,805
                                                          ---------       ---------
                                                          $ 222,712      $ 221,961
                                                          =========       =========

       The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)



                                  PREFERRED STOCK            COMMON STOCK
                                NUMBER                NUMBER                  ADDITIONAL                   TOTAL
                               OF SHARES  REPORTED    OF SHARES     PAR        PAID-IN      RETAINED    STOCKHOLDERS'
                               OUTSTANDING AMOUNT     OUTSTANDING   VALUE       CAPITAL     EARNINGS         EQUITY
                               ---------- --------    -----------   -----     ---------     --------    -------------

BALANCE DECEMBER 31, 1997         -          -      10,000,000      $ 100      $ 85,000        $ 705       $ 85,805

  Net income                                                                                   4,619          4,619

BALANCE MARCH 31, 1998            -          -      10,000,000      $ 100      $ 85,000      $ 5,324       $ 90,424



The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)

                                   (Unaudited)

                                                                                       REORGANIZED     PREDECESSOR
                                                                                        COMPANY         COMPANY
                                                                                      -----------     -----------
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,

                                                                                            1998         1997
                                                                                            ----         ----
          CASH FLOWS FROM OPERATING ACTIVITIES:

              Net income                                                                  $ 4,619          $ 631
              Adjustments to reconcile net income to net cash provided by operating activities before reorganization items:
                Non cash interest and other charges                                           185          5,262

                Non cash adjustment to impairment of long lived assets                         -            (323)
                Change in deferred tax liabilities                                            622             -
                Depreciation and amortization                                               1,828          2,162
                Undistributed earnings of affiliates                                         (106)          (211)
                Increase in accounts receivable                                            (1,381)        (1,614)
                Increase in prepaid expenses and other current assets                        (359)          (515)
                Decrease in accounts payable and accrued expenses                          (1,354)          (621)
                                                                                          -------         ------
          Net cash provided by operating activities
                    before reorganization items                                             4,054          4,771
                                                                                          -------         ------




              Operating cash flows used for reorganization items:
                Professional fees                                                           (188)             --
                                                                                          ------         -------
                    Net cash used for reorganization items                                  (188)             --
                                                                                          ------         -------
                    Net cash provided by operating activities                               3,866          4,771




          CASH FLOWS FROM INVESTING ACTIVITIES:

                Proceeds from disposition of assets                                            -              323
                Cost of development expenditures                                               -             (452)
                Capital expenditures                                                         (136)           (428)
                Decrease/(increase) in investments and other long term assets                 287            (832)
                                                                                          -------          ------
                     Net cash provided by/(used in) investing activities                      151          (1,389)
                                                                                          -------          ------


          CASH FLOWS FROM FINANCING ACTIVITIES:

                Long term borrowings from unrelated parties                                    -              103
                Payments to a related party on long term borrowings                            -             (158)
                Payments to unrelated parties on long term borrowings                      (1,374)         (1,127)
                Increase/(decrease) in other long term liabilities                              2             (14)
                                                                                         --------        --------


                    Net cash used in financing activities                                  (1,372)         (1,196)
                                                                                         --------        --------

          NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,645           2,186
                                                                                         --------        --------
          CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                11,998          31,671
                                                                                         --------        --------
          CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $ 14,643        $ 33,857
                                                                                         ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

         (Amounts in thousands except share and per share amounts)

                                   (Unaudited)
                                   (continued)

                                                                                      REORGANIZED     PREDECESSOR
                                                                                        COMPANY         COMPANY
                                                                                      ------------    ------------
                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          1998         1997
                                                                                      ---------       -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       CASH PAID DURING THE PERIOD FOR:

          Interest paid to related party                                                  $ -              $ 834
                                                                                      ===========     ===========
          Interest paid to unrelated parties                                              $ 2,057         $ 1,377

                                                                                      ===========     ===========
          Income taxes, net                                                                 $ 375            $ 73
                                                                                      ===========     ===========


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


Reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long-term liabilities decreased by $622 for the three months ended March 31, 1998 as a result of the reversal of tax valuation allowances related to net operating loss carryforwards.


Reorganization value in excess of amounts allocable to identifiable assets and long-term debt and obligations under capital leases decreased by $1,037 for the three months ended March 31, 1998 as a result of the termination of a land option agreement.


         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Amounts in thousands except per share amounts or otherwise noted)
                                   (Unaudited)


NOTE 1 - ORGANIZATION


     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of industrial energy and other infrastructure assets and of hydroeletric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. Industrial infrastructure assets include power plants, steam boilers, air compressors, water and wastewater treatment facilities, and other utility-type facilities that support the manufacture of products in capital intensive process industries such as pulp and paper, chemicals, textile, food and beverage, etc. As of March 31, 1998 and 1997, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 336 and 343 megawatts ("MW"), respectively.


     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and filed a plan of reorganization (the "Plan of Reorganization") and a disclosure statement. The Bankruptcy Court entered an order confirming the Plan of Reorganization on October 23, 1997 and the Plan of Reorganization became effective on November 7, 1997 (the "Effective Date").

     As of the Effective Date, the Company adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The accompanying consolidated financial statements reflect the use of fresh start reporting as required by SOP 90-7, in which assets and certain liabilities were adjusted to their fair values and resulted in the creation of a new reporting entity (the "Reorganized Company") with no retained earnings or accumulated deficit as of November 7, 1997. Accordingly, the consolidated financial statements for the periods prior to and including November 7, 1997 (the "Predecessor Company") are not comparable to the consolidated financial statements presented subsequent to November 7, 1997. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the Reorganized Company and Predecessor Company balances.


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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1998 and December 31, 1997 and the results of its operations and changes in its financial position for the three months ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the December 31, 1997 Audited Consolidated Financial Statements ("December 1997 Financials") and Notes thereto.

                            CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Amounts in thousands except per share amounts or otherwise noted)
                                   (Unaudited)

NOTE 3 - CREDIT FACILITY

     On March 31, 1998, the Company obtained a $15,000 secured revolving credit facility with an initial expiration date of December 31, 1999 (the "Facility"). The Company will use proceeds from the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime + 1.5%. As of May 14, 1998, no revolving loans were outstanding under the Facility and $1,100 of letters of credit have been issued.


NOTE 4 - TAXES

     The Company's current tax provision differs from the statutory effective tax rate mainly due to the utilization of net operating loss carryforwards which previously have been offset by a valuation allowance.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

     There has been no significant change in the status of legal proceedings filed against the Company since December 31, 1997 and management believes that these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----      RESULTS OF OPERATIONS

GENERAL


     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 15 states in the United States and one province in Canada. The Company believes its future growth will come primarily from its industrial infrastructure business.


     On September 15, 1997, CHI commenced a case under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and filed a plan of reorganization (the "Plan of Reorganization") and a disclosure statement. The Bankruptcy Court entered an order confirming the Plan of Reorganization on October 23, 1997 and the Plan of Reorganization became effective on November 7, 1997 (the "Effective Date").


     As of the Effective Date, CHI adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code," ("SOP 90-7") which resulted in the creation of a new reporting entity. The accompanying financial information for the three months ended March 31, 1998 reflects the financial condition and results of operations of the new reporting entity (the "Reorganized Company") while financial information for the three months ended March 31, 1997 relates to the former reporting entity (the "Predecessor Company").


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


     The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of March 31, 1998, the Company had a 100% ownership or long-term lease interests in 51 projects (138 megawatts), a partial ownership interest in 11 projects (82 megawatts), and operations and maintenance ("O&M") contracts with 24 projects (116 megawatts).


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

     This information should be read in conjunction with the December 31, 1997 Audited Consolidated Financial Statements ("December 1997 Financials") and related Notes thereto.



Power Producing Facilities
                                     AS OF                           AS OF                        AS OF
                                  MARCH 31, 1998               DECEMBER 31, 1997             MARCH 31, 1997
                                ----------------              ------------------             --------------

                               MWS     #PROJECTS             MWS      #PROJECTS           MWS      #PROJECTS
                               ---     ---------             ---      ---------           ---      ---------
Northeast:
100% Ownership (1)             90.88        29               90.88         29              90.88         29
Partial Ownership (2)          52.37         8               52.37          8              52.37          8
O&M Contracts (3)              92.16        19               92.16         19              92.16         19
                            ---------     ----            ---------      ----           ---------      ----
Total                         235.41        56              235.41         56             235.41         56
                              ======       ===              ======        ===              ======       ===
Southeast:
100% Ownership (1)             27.42        13               27.42         13              27.42         13
Partial Ownership (2)           --          --                --           --               --          --
O&M Contracts (3)               --          --                --           --               --          --
                            ---------     ----            ---------      ----           ---------      ----
Total                          27.42        13               27.42         13              27.42         13
                              ======       ===              ======        ===              ======       ===
West:
100% Ownership (1)              5.38         3                5.38(4)       3(4)            5.48          4
Partial Ownership (2)           4.20         1                4.20          1               4.20          1
O&M Contracts (3)              19.08         4               19.08          4              19.48          5
                            ---------     ----            ---------      ----           ----------     ----
Total                          28.66         8               28.66          8              29.16         10
                              ======       ===              ======        ===              ======       ===
Northwest:
100% Ownership (1)             14.71         6               14.71(5)       6(5)           21.72          9
Partial Ownership (2)          24.96         2               24.96          2              24.96          2
O&M Contracts (3)               4.34         1                4.34          1               4.34          1
                            ---------      ----           ---------      ----           ----------     ----
Total                          44.01         9               44.01          9              51.02         12
                              ======       ===              ======        ===              ======        ===
Total:
100% Ownership (1)            138.39        51              138.39(4)(5)   51(4)(5)       145.50         55
Partial Ownership (2)          81.53        11               81.53         11              81.53         11
O&M Contracts (3)             115.58        24              115.58         24             115.98         25
                            -----------  ----             -----------   ----            ----------     ----
Total                         335.50        86              335.50         86             343.01         91
                              ======       ===              ======        ===              ======       ===

------------

(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the sale of one project (0.10 megawatts) on July 17, 1997. (5) Reflects the decommissioning of 3 projects (7.01 megawatts) on September 9, 1997.

Selected Operating Information:
                                                 THREE MONTHS ENDED MARCH 31,
                                                 1998             1997
                                              -----------     -------------
Power generation revenues (thousands)(1)       $ 14,712        $   15,078(2)
Kilowatt hours produced (thousands)(1)          192,355           193,576
Average rate per kilowatt hour (1)             7.6(cent)          7.8(cent)
---------

 (1) Limited to projects included in consolidated revenues.
 (2) Includes business interruption revenue of $195.


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


     Water flow is generally consistent with precipitation. However, snow and other forms of frozen precipitation will not necessarily increase water flow in the same period of such precipitation if temperatures remain at or below freezing. "Average," as it relates to water flow, refers to the actual long-term average of historical water flows at the Company's facilities for any given year. Typically, these averages are based upon hydrologic studies done by qualified engineers for periods of 20 to 50 years or more, depending on the flow data available with respect to a particular site. Over an extended period (e.g., 10 to 15 years) water flows would be expected to be average, whereas for shorter periods (e.g., three months to three years) variation from average is likely. Each of the regions in which the Company operates has distinctive precipitation and water flow characteristics, including the degree of deviation from average. Geographic diversity helps to minimize short-term variations.


Water Flow by Region (1)
                                         THREE MONTHS ENDED MARCH 31,
                                    1998                   1997
                             -------------------    -------------------
    Northeast                  Above Average          Above Average
    Southeast                     Average                Average
    West                       Above Average          Above Average
    Northwest                     Average             Above Average

---------
(1) These determinations were made by management based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.


     Production of energy by the Company is typically greatest from January through June, when water flow is at its highest at most of the Company's projects, and lowest from July through September. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.


     The following tables, which show revenues from power sales and kilowatt hour production by quarter, respectively, highlight the seasonality of the Company's revenue stream. These tables should be reviewed in conjunction with the water flow information included above.

Power Generation Revenues (in thousands) (1)

                               TWELVE MONTHS ENDED        TWELVE MONTHS ENDED
                                 DECEMBER 31, 1998         DECEMBER 31, 1997
                               ---------------------     -----------------------
                                      $       %               $           %
                                     --      --              --          --

             First Quarter     $  14,712      100.0        $15,078(2)      34.4

             Second Quarter                                 13,461         30.7

             Third Quarter                                   6,422         14.7

             Fourth Quarter                                  8,837         20.2

             Total             $  14,712      100.0       $ 43,798        100.0
                               =========      =====         =======       =====
-----------------
 (1) Limited to projects included in consolidated revenues.
 (2) Includes business interruption revenue of $195 for the three months ended March 31, 1997.


Kilowatt Hours (kWh) Produced (in thousands) (1)

                               TWELVE MONTHS ENDED             TWELVE MONTHS
                                DECEMBER 31, 1998          ENDED DECEMBER 31,
                                                                  1997
                              ----------------------      ----------------------
                                KWH          %              KWH          %
                                ---         --              ---          --

             First Quarter    192,355      100.0          193,576(2)     33.3
             Second Quarter                               178,824        30.7
             Third Quarter                                 95,852        16.5
             Fourth Quarter                               113,601        19.5
                              ------------ --------       -----------  --------
             Total             192,355      100.0         581,853       100.0
                              ============ ========       ===========  ========
-------------

(1) Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 3,429 kWh of the business interruption revenue for the three months ended March 31, 1997.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue decreased by $0.4 million (2.6%), from $15.1 million to $14.7 million for the three months ended March 31, 1997 and 1998, respectively.

     The Northeast region experienced relatively consistent revenues due to increased water flows at one of the major sites during the three months ended March 31, 1998; offset by prolonged lost generation at four of its New York sites as a result of a severe ice storm which crippled the Northeast United States and Southern Quebec during the three months ended March 31, 1998.

     The Southeast region experienced decreased revenues of $0.3 million for the three months ended March 31, 1998 as a result of the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The West and Northwest regions (combined) experienced a minimal decrease in revenues of $0.1 million.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.2(cent) (2.6%), from 7.8(cent) to 7.6(cent) in the three months ended March 31, 1997 versus the three months ended March 31, 1998, respectively, primarily as a result of variations in the production mix and contract rates among the various projects.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased $1.0 million (500.0%) from $0.2 million to $1.2 million for the three months ended March 31, 1997 and 1998, respectively, primarily due to an increased distribution received from a minority owned partnership which owns a hydroelectric project located in the Northeast due to increased funds available for distribution during the three months ended March 31, 1998.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses increased by $0.4 million (9.5%), from $4.2 million to $4.6 million for the three months ended March 31, 1997 and 1998, respectively, primarily due to (i) increased repairs and maintenance in the Northeast resulting from a severe ice storm during the three months ended March 31, 1998 and (ii) increased operations and maintenance expenditures in the West.

     General and Administrative Expenses. General and administrative expenses increased by $0.3 million (15.0%) from $2.0 million to $2.3 million for the three months ended March 31, 1997 and 1998, respectively, due to an increase in net worth taxes as a result of an increase in the Company's stockholders equity in conjunction with the Plan of Reorganization and adoption of fresh start reporting.

     Adjustment to Impairment of Long-Lived Assets. During the three months ended March 31, 1997, the carrying value of certain assets to be disposed of was adjusted upward by $0.3 million to reflect adjustments to the sale price of certain of those assets in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million (18.2%) from $2.2 million to $1.8 million for the three months ended March 31, 1997 and 1998, respectively, due to the revaluation of the Company's assets and their respective useful lives in conjunction with the adoption of fresh start reporting.

Interest Expense
----------------

     Interest expense decreased by $5.2 million (71.2%), from $7.3 million to $2.1 million for the three months ended March 31, 1997 and 1998, respectively. The decrease was primarily due to the cessation of the accrual of interest on CHI's 12% Senior Discount Notes due 2003, Series B which were canceled in conjunction with the Plan of Reorganization.

Income Taxes
------------

     For the three months ended March 31, 1998, the Company's current tax provision differs from the statutory effective tax rate mainly due to the utilization of net operating loss carryforwards which previously have been offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the March 31, 1998 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                 REORGANIZED COMPANY        PREDECESSOR COMPANY
                               ----------------------    ----------------------
                                                THREE MONTHS ENDED
                                     MARCH 31, 1998            MARCH 31, 1997
                                ----------------------     --------------------
                                            (AMOUNTS IN THOUSANDS)
       Cash provided by/(used in):
           Operating activities           $   3,866           $  4,771
           Investing activities                 151             (1,389)
           Financing activities              (1,372)            (1,196)
                                          -------------   ------------

       Net increase in cash               $   2,645            $ 2,186
                                            ========           =======

     The Company has historically financed its capital needs and acquisitions through long-term debt, preferred stock and limited partner capital contributions and, to a lesser extent, through cash provided by operating activities. The Company's principal capital requirements are those associated with acquiring and developing new projects, as well as upgrading existing projects. The Company has secured a $15.0 million working capital and letter of credit facility which provides additional liquidity to support the Company's existing operations as well as its future growth. See "--Summary of Indebtedness. "

     For the three months ended March 31, 1998, the cash flow provided by operating activities was principally the result of the $4.6 million net income for such period, adjusted for $1.8 million of depreciation and amortization, a $0.6 million increase in deferred tax liabilities and $0.2 million of non-cash interest and other charges offset by $0.1 million of undistributed earnings of affiliates, $0.2 million cash used for reorganization items, a $1.4 million decrease in accounts payable and accrued expenses, a $1.4 million increase in accounts receivable and a $0.4 million increase in prepaid expenses and other current assets. The cash flow provided by investing activities was primarily attributable to a $0.3 million decrease in investments and other long term assets offset by $0.1 million of capital expenditures. The cash flow used in financing activities was primarily due to the repayment of $1.4 million of project debt.

     Cash provided by operating activities decreased by $0.9 million for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease resulted from a $0.4 million decrease in income before depreciation and amortization, non-cash interest and other charges, non-cash adjustment to impairment of long-lived assets, change in deferred tax liabilities and undistributed earnings of affiliates, a $0.3 million decrease resulting from variations in other operating items (accounts receivable, prepaid expenses, accounts payable and accrued expenses) and a $0.2 million decrease in cash used for reorganization items.

     For the three months ended March 31, 1997, the cash flow provided by operating activities was principally the result of the $0.6 million net income for such period, adjusted for $5.3 million of non-cash interest and other charges and $2.2 million of depreciation and amortization offset by a $1.6 million increase in accounts receivable, a $0.6 million decrease in accounts payable and accrued expenses, a $0.5 million decrease in prepaid expenses and other current assets, $0.2 million of undistributed earnings of affiliates and a $0.3 million non-cash adjustment for impairment of long-lived assets. The cash flow used in investing activities was primarily attributable to a $0.8 million increase in investments and other long-term assets, $0.4 million of capital expenditures and $0.5 million investment in pumped storage and conventional development offset by $0.3 million in proceeds from the disposition of assets. The cash flow used in financing activities was due primarily to repayment of $1.3 million of project debt.

Summary of Indebtedness
                                        PRINCIPAL AMOUNT OUTSTANDING AS OF
                                    MARCH 31, 1998            DECEMBER 31, 1997
                                --------------------       ---------------------
                                                 (AMOUNTS IN THOUSANDS)

         Non-recourse debt of subsidiaries           $85,604         $87,971
         Current portion of long-term debt            (5,446)         (5,355)
                                                ------------     -----------

         Total long-term debt obligations            $80,158         $82,616
                                                     =======         =======

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

     On December 3, 1996, the Company amended the DnB Facility (the "Amendment"), which, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $5.9 million at June 30, 1996 to zero at June 30, 1998, limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. Since the execution of the Amendment, the Company has reduced the outstanding letters of credit under the DnB Facility to approximately $0.7 million at May 14, 1998 in accordance with the terms of the Amendment.

     On March 31, 1998, the Company obtained a $15.0 million secured revolving credit facility with an initial expiration date of December 31, 1999 (the "Facility"). The Company will use proceeds from the Facility to support its development, acquisition and operating activities. The Facility replaced the DnB Facility. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. As of May 14, 1998, no revolving loans were outstanding under the Facility and $1.1 million of letters of credit have been issued. The Company anticipates that it will replace the remaining $0.7 million of letters of credit issued under the DnB Facility with similar letters of credit issued under the Facility by June 30, 1998.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------

     Not Applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     CHI is involved in various legal proceedings which are routine and incidental to the conduct of its business and the Plan of Reorganization. CHI's management currently believes that none of the pending claims against the Company will have a material adverse effect on the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


         Exhibit 10.1 Loan and Security Agreement dated as of March 31, 1998 between CHI Energy, Inc. and Lyon Credit Corporation

         Exhibit  27.1     Financial Data Schedule


(b) Reports on Form 8-K

         NONE

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:      May 14, 1998                 CHI ENERGY, INC.



                                    By:   /s / Neil A. Manna
                                          --------------------------------------
                                           Neil A. Manna
                                           Vice President of Finance,
                                           Controller and Treasurer

                                           signing on behalf of the registrant
                                           and as Principal Accounting Officer