Form 10-Q
period 1998-06-30
CHI ENERGY INC
filed 1998-08-12
CIK 787618

================================================================================




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR
     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


                                      NONE
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --     --

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes X   No
                          --     --

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class A                     Outstanding as of August 12, 1998
---------------------------------------      ---------------------------------
Common stock, $.01 par value                         9,085,290

                 Class B                     Outstanding as of August 12, 1998
---------------------------------------      ---------------------------------
Common stock, $.01 par value                           914,710

================================================================================

                                      INDEX



PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements....................................     2

                  Consolidated Statement of Income for the three months and six months ended June 30, 1998 and 1997
                     (Unaudited)..........................................     3

                  Consolidated Balance Sheet at June 30, 1998
                     and  December 31, 1997 (Unaudited)..................      4

                  Consolidated Statement of Stockholders' Equity
                     for the six months ended June 30, 1998 (Unaudited)..      5

                  Consolidated Statement of Cash Flows for the six months
                     ended June 30, 1998 and 1997 (Unaudited).............   6-7

                  Notes to Consolidated Financial Statements (Unaudited).    8-9

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.......  10-18

     Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk....................................    18

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings.......................................    19

     Item 2       Changes in Securities and Use of Proceeds...............    19

     Item 3.      Defaults upon Senior Securities.........................    19

     Item 4.      Submission of Matters to a Vote of Security Holders.....    19

     Item 5.      Other Information.......................................    19

     Item 6.      Exhibits and Reports on Form 8-K........................    19

     Signature

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS




                                CHI ENERGY, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

                                CHI ENERGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                               Reorganized      Predecessor     Reorganized     Predecessor
                                                                 Company          Company         Company         Company
                                                                 -------          -------         -------         -------

                                                                    Three Months Ended               Six Months Ended

                                                                           June 30,                       June 30,
                                                                           --------                       --------

                                                                  1 9 9 8          1 9 9 7        1 9 9 8         1 9 9 7
                                                                  -------          -------        -------         -------

Operating revenues:
    Power generation revenue                                         14,185         $ 13,461       $ 28,897        $ 28,539
    Management fees and operations & maintenance revenues             1,645            1,246          3,157           2,703
    Equity income in partnership interests and other partnership      1,537              683          2,768             924
    income                                                          -------          -------        -------         -------
                                                                     17,367           15,390         34,822          32,166
                                                                    -------          -------        -------         -------

Costs and expenses:
    Operating                                                         4,306            4,953          8,907           9,161
    General and administrative                                        2,934            3,305          5,209           5,302
    Charge for employee and director equity participation programs        -               25              -              50
    Depreciation and amortization                                     1,863            2,168          3,691           4,330
    Lease expense to a related party                                      -              953              -           1,754
    Lease expense to unrelated parties                                1,507              490          2,937           1,145
    Charge for/adjustment to impairment of long-lived assets              -              818              -             495
                                                                    -------          -------        -------         -------
                                                                     10,610           12,712         20,744          22,237
                                                                    -------          -------        -------         -------


       Income from operations                                         6,757            2,678         14,078           9,929

Interest income                                                         362              567            634           1,022
Other income                                                            118              258            309             390
Interest expense on indebtedness to related parties                       -           (2,692)             -          (5,348)
Interest expense on indebtedness to unrelated parties                (2,057)          (4,879)        (4,169)         (9,572)
                                                                    -------          -------        -------         -------

          Income/(loss) before provision for income taxes             5,180           (4,068)        10,852          (3,579)

Provision for income taxes                                           (3,450)          (1,483)        (4,503)         (1,341)

Extraordinary gain on extinguishment of debt                              -               36              -              36
                                                                    -------          -------        -------         -------
          Net income/(loss)                                         $ 1,730         $ (5,515)       $ 6,349        $ (4,884)
                                                                    =======          =======        =======         =======


Net income/(loss) applicable to common stock:
    Net income/(loss)                                               $ 1,730         $ (5,515)       $ 6,349        $ (4,884)
    Dividends declared on preferred stock                                 -           (3,915)             -          (7,703)
    Accretion of preferred stock                                          -             (215)             -            (429)
    Undeclared dividends on cumulative preferred stock                    -           (2,511)             -          (5,214)
                                                                    -------          -------        -------         -------
                                                                    $ 1,730        $ (12,156)       $ 6,349       $ (18,230)
                                                                    =======          ========       =======         ========


Net income per common share (a)                                      $ 0.17         n/a              $ 0.63         n/a

Weighted average number of common shares (a)                     10,000,000         n/a          10,000,000         n/a



(a) Share and per share data are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.


The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                 June 30,        Dec. 31,
                                                                                                 1 9 9 8         1 9 9 7
                                                                                                 --------        --------
                                              Assets
                                              ------

Current assets:
  Cash and cash equivalents unrestricted                                                           $ 11,644         $ 6,869
  Cash and cash equivalents restricted                                                                8,321           5,129
  Accounts receivable, net                                                                            7,992           7,957
  Prepaid expenses and other current assets                                                           1,307           1,406
                                                                                                -----------     -----------
      Total current assets                                                                           29,264          21,361

Property, plant and equipment, net                                                                   92,412          93,692

Reorganization value in excess of amounts allocable to identifiable assets, net                      14,117          17,300

Intangible assets, net                                                                               46,875          47,800

Investments and other long-term assets                                                               43,747          41,808
                                                                                                -----------     -----------
                                                                                                  $ 226,415       $ 221,961
                                                                                                ===========     ===========
                                      Liabilities and Stockholders' Equity
                                      ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                                             $ 8,414         $ 7,990
  Current portion of long-term debt                                                                   6,446           5,355
                                                                                                -----------     -----------
      Total current liabilities                                                                      14,860          13,345

Long-term debt and obligations under capital leases                                                  77,076          82,616

Deferred credit, state income taxes and other long-term liabilities                                  42,325          40,195

Commitments and contingencies
                                                                                                -----------     -----------
          Total liabilities                                                                         134,261         136,156
                                                                                                ===========     ===========

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares                          -               -
  issued Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                        91              91
    Class B common stock,  914,710 shares issued and outstanding                                          9               9
  Additional paid-in capital, including $2,064 related to warrants                                   85,000          85,000
  Retained earnings                                                                                   7,054             705
                                                                                                -----------     -----------
        Total stockholders' equity                                                                   92,154          85,805
                                                                                                -----------     -----------
                                                                                                  $ 226,415       $ 221,961
                                                                                                ===========     ===========
The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)


                                     Common Stock
                                     ------------
                               Number                            Additional                        Total
                             of Shares            Par             Paid-in        Retained       Stockholders'
                            Outstanding           Value           Capital        Earnings         Equity
                            -----------       ------------      -----------     -----------    -------------

Balance December 31, 1997    10,000,000              $ 100         $ 85,000           $ 705        $ 85,805

 Net income                           -                  -                -           6,349           6,349
                            -----------       ------------      -----------       ---------      ----------
Balance June 30, 1998        10,000,000              $ 100         $ 85,000         $ 7,054        $ 92,154
                            ===========       ============      ===========       =========      ==========














The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                               Reorganized     Predecessor
                                                                                                  Company         Company
                                                                                                  -------         -------
                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                         --------
                                                                                                  1 9 9 8         1 9 9 7
                                                                                                  -------         -------

          Cash flows from operating activities:

              Net income/(loss)                                                                     $ 6,349        $ (4,884)

              Adjustments to reconcile net income/(loss) to net cash provided by operating activities before reorganization items:

                Non-cash interest and other charges                                                     344          11,056
                Non-cash charge for/adjustment to impairment of long-lived                              -               495
                assets Change in deferred tax liabilities                                             3,652             645
                Depreciation and amortization                                                         3,691           4,330
                Decrease in the provision for uncollectible accounts receivable                          95               -
                Distributed/(undistributed) earnings of affiliates                                      223            (696)
                Income from sale of partnership assets                                                 (930)              -
                (Increase)/decrease in accounts receivable                                             (130)          1,158
                Decrease/(increase) in prepaid expenses and other current assets                         99            (506)
                Increase/(decrease) in accounts payable and accrued expenses                            625          (1,033)
                                                                                                   --------          -------
                                                                                                     14,018          10,565
                                                                                                   --------          -------
                    Net cash provided by operating activities before
                   reorganization items

              Operating cash flows used for reorganization items:
                Professional fees                                                                      (201)              -
                                                                                                   --------          -------
                    Net cash used for reorganization items                                             (201)              -
                                                                                                   --------          -------
                    Net cash provided by operating activities                                        13,817          10,565
                                                                                                   --------          -------
          Cash flows from investing activities:

                Proceeds from disposition of assets                                                       -             323
                Proceeds from sale of partnership assets                                                930               -
                Cost of development expenditures                                                          -          (1,290)
                Capital expenditures                                                                 (1,132)         (2,005)
                Increase in investments and other long-term assets                                   (2,162)         (4,013)
                                                                                                   --------          -------
                     Net cash used in investing activities                                           (2,364)         (6,985)
                                                                                                   --------          -------
          Cash flows from financing activities:

                Long-term borrowings from unrelated parties                                               -             112
                Payments to a related party on long-term borrowings                                       -          (1,143)
                Payments to unrelated parties on long-term borrowings                                (3,489)         (1,953)
                Increase in other long-term liabilities                                                   3             235
                                                                                                   --------          -------
                    Net cash used in financing activities                                            (3,486)         (2,749)
                                                                                                   --------          -------

          Net increase in cash and cash equivalents                                                   7,967             831
          Cash and cash equivalents, at beginning of period                                          11,998          31,671
                                                                                                   --------          -------
          Cash and cash equivalents, at end of period                                              $ 19,965        $ 32,502
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

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)

                                                                                               Reorganized     Predecessor
                                                                                                  Company         Company
                                                                                                  -------         -------

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                  1 9 9 8      1 9 9 7
                                                                                                  -------      -------
Supplemental disclosures of cash flow information:

       Cash paid during the period for:


          Interest paid to related party                                                           $  -          $ 1,686
                                                                                                ==========    ==========
          Interest paid to unrelated parties                                                       $ 3,783       $ 2,682
                                                                                                ==========    ==========
          Income taxes, net                                                                        $   218       $    57
                                                                                                ==========    ==========



       Schedules of noncash investing and financing activities:

          Investing:
             The Company acquired the common stock or hydroelectric assets of certain entities amounting to the following:
                  Fair value of assets acquired                                                       $ -           $ 28
                  Cash paid                                                                             -              -
                                                                                                ----------    ----------
                  Liabilities assumed                                                                 $ -           $ 28
                                                                                                ==========    ==========

          Financing:

          Reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long-term liabilities decreased by $1,588 for the six months ended June 30, 1998 as a result of the reversal of tax valuation allowances related to net operating loss carryforwards.



          Reorganization value in excess of amounts allocable to identifiable assets and long-term debt and obligations under capital leases decreased by $1,037 for the six months ended June 30, 1998 as a result of the termination of a land option agreement.




The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)

NOTE 1 - ORGANIZATION

     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of industrial energy and other infrastructure assets and of hydroeletric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. Industrial infrastructure assets include power plants, steam boilers, air compressors, water and wastewater treatment facilities, and other utility-type facilities that support the manufacture of products in capital intensive process industries such as pulp and paper, chemicals, textile, food and beverage, etc. As of June 30, 1998 and 1997, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 335 and 343 megawatts ("MW"), respectively.

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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997 and the results of its operations and changes in its financial position for the six months ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the December 31, 1997 Audited Consolidated Financial Statements and Notes thereto.

NOTE 3 - SALE OF LACOMB HYDRO L.P.

     In connection with the dissolution of Lacomb Hydro L.P., ("Lacomb") on June 18, 1998 Lacomb sold all of its assets. A wholly owned subsidiary of the Company, CHI West, Inc. ("CHI West"), had general and limited partnership interests in Lacomb. CHI West received cash proceeds from the sale of $1,025 of which $95 was applied toward Lacomb's outstanding operations and maintenance account payable balance. CHI West utilized proceeds of $850 for a pre-payment on its term loan.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

Item 2.
------- Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states in the United States and one province in Canada. The Company believes its future growth will come primarily from its industrial infrastructure business.

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

     As of the Effective Date, CHI adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code," which resulted in the creation of a new reporting entity. The accompanying financial information for the six months ended June 30, 1998 reflects the financial condition and results of operations of the new reporting entity (the "Reorganized Company") while financial information for the six months ended June 30, 1997 relates to the former reporting entity (the "Predecessor Company").

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

     The Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of June 30, 1998, the Company had a 100% ownership or long-term lease interests in 51 projects (138 megawatts), a partial ownership interest in 10 projects (81 megawatts), and operations and maintenance ("O&M") contracts with 24 projects (116 megawatts).

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


Power Generation Revenue

     The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 28 years. After the expiration of such power purchase agreements, rates generally are expected to change to the purchasing utility's avoided cost for delivered energy, which avoided cost rates are likely to be lower than expiring power purchase agreement rates. Fluctuations in revenues and related cash flows are generally attributable to changes in projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.


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


Operating Expenses

     Operating expenses consist primarily of project-related costs such as labor, repairs and maintenance, supplies, insurance and real estate taxes. Operating expenses include direct expenses related to the production of power generation revenue as well as direct costs associated with O&M contracts which are either rebillable to applicable third party owners directly or not rebillable since they are covered through an established management fee.


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

     This information should be read in conjunction with the December 31, 1997 Audited Consolidated Financial Statements and related Notes thereto.


Power Producing Facilities

                                     As of                           As of                        As of
                                  June 30, 1998                December 31, 1997             June 30, 1997
                                  -------------                -----------------             -------------
                                MWs     #Projects             MWs      #Projects           MWs      #Projects
                                ---     ---------             ---      ---------           ---      ---------
Northeast:
100% Ownership (1)             90.88        29               90.88         29              90.88         29
Partial Ownership (2)          52.37         8               52.37          8              52.37          8
O&M Contracts (3)              92.16        19               92.16         19              92.16         19
                              ------       ---              ------        ---            --------      ----
Total                         235.41        56              235.41         56             235.41         56
                              ======       ===              ======        ===            ========       ===
Southeast:
100% Ownership (1)             27.42        13               27.42         13              27.42         13
Partial Ownership (2)           --          --                --           --               --          --
O&M Contracts (3)               --          --                --           --               --          --
                              ------       ---              ------        ---            --------       ---
Total                          27.42        13               27.42         13              27.42         13
                              ======       ===              ======        ===            ========       ===
West:
100% Ownership (1)              5.38         3                5.38(4)       3(4)            5.48          4
Partial Ownership (2)           4.20         1                4.20          1               4.20          1
O&M Contracts (3)              19.08         4               19.08          4              19.08          4
                              ------       ---              ------        ---            --------       ---
Total                          28.66         8               28.66          8              28.76          9
                              ======       ===              ======        ===            ========       ===
Northwest:
100% Ownership (1)             14.71         6               14.71(5)       6(5)           21.72          9
Partial Ownership (2)          24.00(6)      1(6)            24.96          2              24.96          2
O&M Contracts (3)               4.34         1                4.34          1               4.34          1
                              ------       ---              ------        ---            --------       ---
Total                          43.05         8               44.01          9              51.02         12
                              ======       ===              ======        ===            ========       ===
Total:
100% Ownership (1)            138.39        51              138.39(4)(5)   51(4)(5)       145.50         55
Partial Ownership (2)          80.57(6)     10(6)            81.53         11              81.53         11
O&M Contracts (3)             115.58        24              115.58         24             115.58         24
                              ------       ---              ------        ---            --------       ---
Total                         334.54        85              335.50         86             342.61         90
                              ======       ===              ======        ===            ========       ===


------------
(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the sale of one project (0.10 megawatts) on July 17, 1997.
(5) Reflects the decommissioning of 3 projects (7.01 megawatts) on September 9, 1997.
(6) Reflects the sale of one project (0.96 megawatts) on June 18, 1998.

Selected Operating Information:

                                              Three months ended June 30,                  Six months ended June 30,
                                                 1998             1997                     1998                 1997
                                              -----------     -------------           ---------------      ---------------

Power generation revenues  (thousands)(1)      $ 14,185        $   13,461               $   28,897            $   28,539
Kilowatt  hours  produced  (thousands)(1)       191,969           178,824                  384,324               372,400
Average rate per kilowatt hour (1)             7.4(cent)         7.5(cent)               7.5(cent)              7.7(cent)

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

Water Flow by Region (1)

                                    Three months ended June 30,                     Six Months ended June 30,
                                    1998                   1997                   1998                    1997
                             -------------------    -------------------    --------------------     -----------------
    Northeast                  Above Average             Average              Above Average          Above Average
    Southeast                  Above Average             Average              Above Average             Average
    West                       Above Average          Below Average           Above Average          Below Average
    Northwest                  Above Average          Above Average           Above Average          Above Average

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

Power Generation Revenues (in thousands) (1)


                                             Twelve months ended        Twelve months ended
                                               December 31, 1998         December 31, 1997
                                             ---------------------     -----------------------
                                                  $          %               $           %
                                                  -          -               -           -


             First Quarter                   $   14,712      50.9      $  15,078(2)      34.4
             Second Quarter                      14,185      49.1         13,461         30.7
             Third Quarter                                                 6,422         14.7
             Fourth Quarter                                                8,837         20.2
                                            ----------    -------      ---------       ------
             Total
                                              $ 28,897      100.0       $ 43,798        100.0
                                            ==========    =======      =========       ======

-----------------
 (1) Limited to projects included in consolidated revenues.
 (2) Includes business interruption revenue of $195 for the three months ended March 31, 1997.


Kilowatt Hours (kWh) Produced (in thousands) (1)


                                             Twelve months ended             Twelve months
                                              December 31, 1998          ended December 31,
                                                                                1997
                                            ----------------------      ----------------------
                                              kWh            %              kWh          %
                                              ---            -              ---          -
             First Quarter                    192,355       50.1            193,576(2)   33.3
             Second Quarter                   191,969       49.9            178,824      30.7
             Third Quarter                                                   95,852      16.5
             Fourth Quarter                                                 113,601      19.5
                                            ---------     ------           --------    ------
             Total                            384,324      100.0            581,853     100.0
                                            =========     ======           ========    ======

-------------
(1)  Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 3,429 kWh of the business interruption revenue for the three months ended March 31, 1997.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue increased by $0.7 million (5.2%), from $13.5 million to $14.2 million for the three months ended June 30, 1997 and 1998, respectively.

     The Northeast region experienced increased revenues of $0.4 million primarily as a result of above average water flows throughout the region; offset by prolonged lost generation at four of its New York sites as a result of a severe ice storm which crippled the Northeastern United States and Southern Quebec during January of 1998.

     The West and Northwest regions (combined) experienced increased revenues of $0.3 million due to greatly increased water flows in the West; offset by a decrease resulting from the decommissioning of three facilities aggregating 7.01 megawatts in September of 1997.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.1(cent) (1.3%) from 7.5(cent) to 7.4(cent) in the three months ended June 30, 1997 and 1998, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $0.4 million (33.3%) from $1.2 million to $1.6 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to a performance-based incentive fee earned during 1998 and increased levels of rebillable work performed during the three months ended June 30, 1998 versus the comparable period in 1997.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased by $0.8 million (114.3%) from $0.7 million to $1.5 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to a cash distribution received from the sale of assets in connection with the dissolution of Lacomb Hydro, L.P. in the West, in which the Company had general and limited partnership interests.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses decreased by $0.7 million (14.0%) from $5.0 million to $4.3 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to decreased maintenance & supplies expense due to non-recurring repairs required during the three months ended June 30, 1997 and the recording of a provision for accounts receivable related to production which exceeded the utility's perceived generation cap during the three months ended June 30, 1997, which did not occur during 1998.

     General and Administrative Expenses. General and administrative expenses decreased by $0.4 million (12.1%) from $3.3 million to $2.9 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to the accrual for reorganization expenses during the three months ended June 30, 1997; offset by increased net worth taxes due to the Company's improved financial position and increased salaries cost in 1998, a portion of which was capitalized in conjunction with the Star Lake project during 1997.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million (13.6%) from $2.2 million to $1.9 million for the three months ended June 30, 1997 and 1998, respectively, due to the revaluation of the Company's assets and their respective useful lives in conjunction with the adoption of fresh start reporting.

     Charge for/Adjustment to Impairment of Long-Lived Assets. Charge for/adjustment to impairment of long-lived assets decreased by $0.8 million (100%) from $0.8 million to zero for the three months ended June 30, 1997 and 1998, respectively, due to the $0.4 million write-down of assets to fair market value for the three facilities to be decomissioned and the $0.4 million write-off of a Canadian project during the three months ended June 30, 1997.

Interest Expense
----------------

     Interest expense decreased by $5.5 million (72.4%) from $7.6 million to $2.1 million for the three months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to the cessation of the accrual of interest on CHI's 12% Senior Discount Notes due 2003, Series B which were canceled in conjunction with the Plan of Reorganization.

Income Taxes
------------

     For the three months ended June 30, 1998, the Company's current tax provision differs from the statutory effective tax rate mainly due to the change in method of intraperiod tax allocation to reflect the seasonality of the Company's business.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue increased by $0.4 million (1.4%), from $28.5 million to $28.9 million for the six months ended June 30, 1997 and 1998, respectively.

     The Northeast region experienced increased revenues of $0.5 million primarily as a result of above average water flows throughout the region; offset by prolonged lost generation at four of its New York sites as a result of a severe ice storm which crippled the Northeastern United States and Southern Quebec during January of 1998.

     The Southeast region experienced decreased revenues of $0.4 million primarily as a result of the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The West and Northwest regions (combined) experienced increased revenues of $0.3 million due to greatly increased water flows in the West; offset by a decrease resulting from the decommissioning of three facilities aggregating 7.01 megawatts in September of 1997.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.2(cent) (2.6%) from 7.7(cent) to 7.5(cent) in the six months ended June 30, 1997 and 1998, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $0.5 million (18.5%) from $2.7 million to $3.2 million for the six months ended June 30, 1997 and 1998, respectively, primarily due to a performance-based incentive fee earned during 1998 and increased levels of rebillable work performed during the six months ended June 30, 1998 versus the comparable period in 1997.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased by $1.9 million (211.1%) from $0.9 million to $2.8 million for the six months ended June 30, 1997 and 1998, respectively, primarily due to (i) an increased distribution received from a minority owned partnership which owns a hydroelectric project located in the Northeast; and (ii) a cash distribution received from the sale of assets in connection with the dissolution of Lacomb Hydro, L.P. in the West, in which the Company had general and limited partnership interests.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses decreased by $0.3 million (3.3%) from $9.2 million to $8.9 million for the six months ended June 30, 1997 and 1998, respectively, primarily due to decreased maintenance & supplies expense due to non-recurring repairs required during the three months ended June 30, 1997 and the recording of a provision for accounts receivable related to production which exceeded a projected cap during the three months ended June 30, 1997 which did not occur during 1998; offset by increased O&M contract costs due to increased levels of rebillable work performed during the six months ended June 30, 1998 versus the comparable period in 1997.

     General and Administrative Expenses. General and administrative expenses decreased by $0.1 million (1.9%) from $5.3 million to $5.2 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to the accrual for reorganization expenses during the six months ended June 30, 1997; offset by
(i) increased net worth taxes due to the Company's improved financial position;
(ii) increased legal and professional fees due to increased business development activity; and (iii) increased salaries cost in 1998, a portion of which was capitalized in conjunction with the Star Lake project during 1997.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million (14.0%) from $4.3 million to $3.7 million for the six months ended June 30, 1997 and 1998, respectively, due to the revaluation of the Company's assets and their respective useful lives in conjunction with the adoption of fresh start reporting.

     Charge for/Adjustment to Impairment of Long-Lived Assets. Charge for/adjustment to impairment of long-lived assets decreased by $0.5 million (100%) from $0.5 million to zero for the six months ended June 30, 1997 and 1998, respectively, due to the $0.4 million write-down of assets to fair market value for the three facilities to be decomissioned and the $0.4 million write-off of a Canadian project; offset by the upward adjustment of $0.3 million to the sale price of the assets of CHI Maine which had previously been adjusted downward in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the six months ended June 30, 1997.

Interest Expense
----------------

     Interest expense decreased by $10.7 million (71.8%) from $14.9 million to $4.2 million for the six months ended June 30, 1997 and 1998, respectively. The decrease was primarily due to the cessation of the accrual of interest on CHI's 12% Senior Discount Notes due 2003, Series B which were canceled in conjunction with the Plan of Reorganization.

Liquidity and Capital Resources

     As more fully described in the June 30, 1998 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:


                                                       Reorganized Company        Predecessor Company
                                                      ----------------------    ----------------------
                                                                     Six months ended
                                                           June 30, 1998             June 30, 1997
                                                      ----------------------     --------------------
                                                                 (amounts in thousands)
       Cash provided by/(used in):
           Operating activities                           $    13,817                  $  10,565
           Investing activities                                (2,364)                    (6,985)
           Financing activities                                (3,486)                    (2,749)
                                                          ------------               -----------
       Net increase in cash                               $     7,967                  $     831
                                                          ============               ===========

     The Company has historically financed its capital needs and acquisitions through long-term debt, preferred stock and limited partner capital contributions and, to a lesser extent, through cash provided by operating activities. The Company's principal capital requirements are those associated with acquiring and developing new projects, as well as upgrading existing projects. The Company has secured a $15.0 million working capital and letter of credit facility which provides additional liquidity to support the Company's existing operations as well as its future growth. See "--Summary of Indebtedness. "

     For the six months ended June 30, 1998, the cash flow provided by operating activities was principally the result of the $6.3 million net income for such period, adjusted for $3.7 million of depreciation and amortization, a $3.7 million increase in deferred tax liabilities, $0.3 million of non-cash interest and other charges, $0.2 million of distributed earnings of affiliates, a $0.6 million increase in accounts payable and accrued expenses, a $0.1 million decrease in prepaid expenses and other current assets and $0.1 million decrease in the provision for uncollectable accounts receivable offset by $0.2 million of cash used for reorganization items, $0.9 million income from sale of partnership assets and a $0.1 million increase in accounts receivable. The cash flow used in investing activities was primarily attributable to a $2.2 million increase in investments and other long-term assets and $1.1 million of capital expenditures partially offset by $0.9 million of proceeds from sale of partnership assets. The cash flow used in financing activities was primarily due to the repayment of $3.5 million of project debt.

     Cash provided by operating activities increased by $3.3 million for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase resulted from a $2.4 million increase in income before depreciation and amortization, non-cash interest and other charges, non-cash charge for/adjustment to impairment of long lived assets, change in deferred tax liabilities and distributed/undistributed earnings of affiliates, a $1.1 million increase resulting from variations in other operating items (accounts receivable, prepaid expenses, accounts payable and accrued expenses) and a $0.2 million decrease in cash used for reorganization items.

     For the six months ended June 30, 1997, the cash flow provided by operating activities was principally the result of the $4.9 million loss for such period, adjusted for $11.1 million of non-cash interest and other charges, $4.3 million of depreciation and amortization, a $0.5 million non-cash charge for/adjustment to impairment of long-lived assets, a $1.2 million decrease in accounts receivable and a $0.6 million increase in deferred tax liabilities offset by $0.7 million of undistributed earnings of affiliates, a $0.5 million increase in prepaid expenses and other current assets and a $1.0 million decrease in accounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to a $4.0 million increase in investments and other long-term assets, $2.0 million of capital expenditures and $1.3 million of development expenditures partially offset by $0.3 million of proceeds from disposition of assets. The cash flow used in financing activities was due primarily due to the repayment of $3.1 million of project debt partially offset by $0.1 million in long-term borrowings and $0.2 million increase in other long-term liabilities.

Summary of Indebtedness

                                                                  Principal Amount Outstanding as of
                                                               June 30, 1998             December 31, 1997
                                                            ---------------------       ---------------------
                                                                         (amounts in thousands)



         Non-recourse debt of subsidiaries                         $83,522                     $87,971
         Current portion of long-term debt                          (6,446)                     (5,355)
                                                                ----------                ------------

         Total long-term debt obligations                          $77,076                     $82,616
                                                                ==========                ============

     On March 31, 1998, the Company obtained a $15.0 million secured revolving credit facility with an initial expiration date of December 31, 1999 (the "Facility"). The Company will use proceeds from the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. As of August 12, 1998, no revolving loans were outstanding under the Facility and $6.0 million of letters of credit have been issued and are outstanding.


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

Date:      August 12, 1998                CHI ENERGY, INC.


                                      By:    /s Neil A. Manna
                                             -----------------------------------
                                             Neil A. Manna
                                             Vice President of Finance,
                                             Controller and Treasurer


                                             signing on behalf of the registrant
                                             and as Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.            Description
-----------            -----------

   27.1                Financial Data Schedule