Form 10-Q
period 1998-09-30
CHI ENERGY INC
filed 1998-11-13
CIK 787618

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 33-69762


                                CHI ENERGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                                  06-1138478
      -------------------------------                   ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                Identification Number)


      680 Washington Boulevard, Stamford, Connecticut          06901
      -----------------------------------------------          -----
      (Address of principal executive office)                (Zip Code)


        Registrant's telephone number, including area code (203) 425-8850


                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         Class A                            Outstanding as of November  11, 1998
-----------------------------               ------------------------------------
Common stock, $.01 par value                              9,085,290


         Class B                            Outstanding as of November  11, 1998
-----------------------------               ------------------------------------
Common stock, $.01 par value                              914,710

================================================================================

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements............................................................  2

                  Consolidated Statement of Operations for the three months and nine months
                     ended September 30, 1998 and 1997 (Unaudited)...............................   3

                  Consolidated Balance Sheet at September 30, 1998
                     and  December 31, 1997 (Unaudited)..........................................   4

                  Consolidated Statement of Stockholders' Equity
                     for the nine months ended September 30, 1998 (Unaudited)....................   5

                  Consolidated Statement of Cash Flows for the nine months
                     ended September 30, 1998 and 1997 (Unaudited)...............................   6-7

                  Notes to Consolidated Financial Statements (Unaudited) ........................   8-9

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................   10-18

     Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk...........................................................   19

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................   20

     Item 2       Changes in Securities and Use of Proceeds......................................   20

     Item 3.      Defaults upon Senior Securities................................................   20

     Item 4.      Submission of Matters to a Vote of Security Holders............................   20

     Item 5.      Other Information..............................................................   20

     Item 6.      Exhibits and Reports on Form 8-K...............................................   20

     Signature

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS



                                CHI ENERGY, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                               September 30, 1998

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                               Reorganized     Predecessor     Reorganized     Predecessor
                                                                 Company         Company         Company         Company
                                                                 -------         -------         -------         -------
                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                   September 30,
                                                                  1 9 9 8         1 9 9 7        1 9 9 8         1 9 9 7
                                                                  -------         -------        -------         -------
Operating revenues:
    Power generation revenue                                        $ 8,259         $ 6,422       $ 37,156        $ 34,961
    Management fees and operations & maintenance revenues             2,134           1,927          5,291           4,630
    Equity income in partnership interests and other
     partnership income                                                 221              73          2,989             997
                                                                -----------     -----------     ----------      ----------
                                                                     10,614           8,422         45,436          40,588
                                                                -----------     -----------     ----------      ----------
Costs and expenses:
    Operating                                                         4,706           4,591         13,613          13,752
    General and administrative                                        1,814           1,388          7,023           6,690
    Charge for employee and director equity participation
      programs                                                            -               -              -              50
    Reorganization costs                                                  -           3,230              -           3,230
    Depreciation and amortization                                     1,823           2,176          5,514           6,506
    Lease expense to a related party                                      -             923              -           2,677
    Lease expense to unrelated parties                                1,576             571          4,513           1,716
    (Adjustment to)/charge for impairment of long-lived
      assets                                                              -             (75)             -             420
                                                                -----------     -----------     ----------      ----------
                                                                      9,919          12,804         30,663          35,041
                                                                -----------     -----------     ----------      ----------

       Income/(loss) from operations                                    695          (4,382)        14,773           5,547

Interest income                                                         509             540          1,143           1,562
Other income                                                             23              33            332             423
Interest expense on indebtedness to related parties                       -          (2,447)             -          (7,795)
Interest expense on indebtedness to unrelated parties                (2,008)         (4,351)        (6,177)        (13,923)
                                                                -----------     -----------     ----------      ----------
          (Loss)/income before benefit/(provision) for
            income taxes                                               (781)        (10,607)        10,071         (14,186)

Benefit/(provision) for income taxes                                    295            (117)        (4,208)         (1,458)

Extraordinary gain on extinguishment of debt                              -              --              -              36
                                                                -----------     -----------     ----------      ----------
          Net (loss)/income                                          $ (486)      $ (10,724)       $ 5,863       $ (15,608)
                                                                ===========     ===========     ==========      ==========


Net (loss)/income applicable to common stock:
    Net (loss)/income                                                $ (486)      $ (10,724)       $ 5,863       $ (15,608)
    Dividends declared on preferred stock                                 -          (3,370)             -         (11,073)
    Accretion of preferred stock                                          -            (179)             -            (608)
    Undeclared dividends on cumulative preferred stock                    -          (2,511)             -          (7,725)
                                                                -----------     -----------     ----------      ----------
                                                                     $ (486)      $ (16,784)       $ 5,863       $ (35,014)
                                                                ===========     ===========     ==========      ==========


Net (loss)/income per common share (a)                              $ (0.05)       n/a              $ 0.59         n/a

Weighted average number of common shares (a)                     10,000,000        n/a          10,000,000         n/a



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

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                Sept. 30,        Dec. 31,
                                                                                                 1 9 9 8         1 9 9 7
                                                                                                ---------        --------
                                              Assets
                                              ------
Current assets:
  Cash and cash equivalents unrestricted                                                          $ 17,041         $ 6,869
  Cash and cash equivalents restricted                                                               4,871           5,129
  Accounts receivable, net                                                                           6,031           7,957
  Prepaid expenses and other current assets                                                          1,877           1,406
                                                                                               -----------      ----------
      Total current assets                                                                          29,820          21,361

Property, plant and equipment, net                                                                  92,029          93,692

Reorganization value in excess of amounts allocable to identifiable assets, net                     12,484          17,300

Intangible assets, net                                                                              46,207          47,800

Investments and other long-term assets                                                              40,263          41,808
                                                                                               -----------      ----------
                                                                                                 $ 220,803       $ 221,961
                                                                                               ===========      ==========
                                      Liabilities and Stockholders' Equity
                                      ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                                            $ 6,786         $ 7,990
  Current portion of long-term debt                                                                  6,486           5,355
                                                                                               -----------      ----------
      Total current liabilities                                                                     13,272          13,345

Long-term debt and obligations under capital leases                                                 74,636          82,616

Deferred credit, state income taxes and other long-term liabilities                                 41,227          40,195

Commitments and contingencies
                                                                                               -----------      ----------
          Total liabilities                                                                        129,135         136,156
                                                                                               -----------      ----------

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued                        -               -
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                       91              91
    Class B common stock,  914,710 shares issued and outstanding                                         9               9
  Additional paid-in capital, including $2,064 related to warrants                                  85,000          85,000
  Retained earnings                                                                                  6,568             705
                                                                                               -----------      ----------
        Total stockholders' equity                                                                  91,668          85,805
                                                                                               -----------      ----------
                                                                                                 $ 220,803       $ 221,961
                                                                                               ===========      ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)


                                                  Common Stock
                                                  ------------
                                             Number                          Additional                        Total
                                           of Shares          Par             Paid-in        Retained       Stockholders'
                                          Outstanding        Value            Capital        Earnings          Equity
                                         -------------    -------------     ------------   -------------   --------------
Balance December 31, 1997                   10,000,000            $ 100         $ 85,000           $ 705         $ 85,805

  Net income                                         -                -                -           5,863            5,863
                                         -------------    -------------     ------------   -------------   --------------
Balance September 30, 1998                  10,000,000            $ 100         $ 85,000         $ 6,568         $ 91,668
                                         =============    =============     ============   =============   ==============









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                               Reorganized     Predecessor
                                                                                                 Company         Company
                                                                                                 -------         -------
                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 1 9 9 8         1 9 9 7
                                                                                                 -------         -------
          Cash flows from operating activities:

              Net income/(loss)                                                                    $ 5,863       $ (15,608)

              Adjustments to reconcile net income/(loss) to net cash provided by operating activities
              before reorganization items:
                Non-cash interest and other charges                                                    503          15,764
                Reorganization expenses                                                                  -           3,230
                Non-cash charge for impairment of long-lived assets                                      -             420
                Change in deferred tax liabilities                                                   3,525             645
                Depreciation and amortization                                                        5,514           6,506
                Decrease/(increase) in the provision for uncollectable accounts
                 receivable                                                                             95             (96)
                Distributed earnings of affiliates                                                     190             118
                Income from sale of partnership assets                                                (930)              -
                Decrease in accounts receivable                                                      1,831           1,055
                Increase in prepaid expenses and other current assets                                 (471)           (811)
                Decrease in accounts payable and accrued expenses                                     (611)         (1,674)
                                                                                                ----------      ----------
                    Net cash provided by operating activities before reorganization items           15,509           9,549
                                                                                                ----------      ----------
              Operating cash flows used for reorganization items:
                Professional fees                                                                     (201)              -
                                                                                                ----------      ----------
                    Net cash used for reorganization items                                            (201)              -
                                                                                                ----------      ----------
                    Net cash provided by operating activities                                       15,308           9,549
                                                                                                ----------      ----------
          Cash flows from investing activities:

                Proceeds from disposition of assets                                                      -           2,329
                Proceeds from sale of partnership assets                                               930               -
                Cost of development expenditures                                                         -          (1,290)
                Capital expenditures                                                                (1,772)         (2,709)
                Decrease/(increase) in investments and other long-term assets                        1,355          (5,006)
                                                                                                ----------      ----------
                     Net cash provided by/(used in) investing activities                               513          (6,676)
                                                                                                ----------      ----------
          Cash flows from financing activities:

                Long-term borrowings from unrelated parties                                              -             119
                Payments to a related party on long-term borrowings                                      -          (2,144)
                Payments to unrelated parties on long-term borrowings                               (5,920)         (4,224)
                Cost of reorganization                                                                   -            (748)
                Increase in other long-term liabilities                                                 13             244
                                                                                                ----------      ----------
                    Net cash used in financing activities                                           (5,907)         (6,753)
                                                                                                ----------      ----------

          Net increase/(decrease) in cash and cash equivalents                                       9,914          (3,880)
          Cash and cash equivalents, at beginning of period                                         11,998          31,671
                                                                                                ----------      ----------
          Cash and cash equivalents, at end of period                                             $ 21,912        $ 27,791
                                                                                                ==========      ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)

                                                                                               Reorganized     Predecessor
                                                                                                 Company         Company
                                                                                                 -------         -------
                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                 1 9 9 8         1 9 9 7
                                                                                                 -------         -------
Supplemental disclosures of cash flow information:

       Cash paid during the period for:

          Interest paid to related party                                                               $ -         $ 2,505
                                                                                               ===========     ===========
          Interest paid to unrelated parties                                                       $ 5,801         $ 3,919
                                                                                               ===========     ===========
          Income taxes, net                                                                          $ 326           $ 436
                                                                                               ===========     ===========



       Schedules of noncash investing and financing activities:


             The Company acquired the common stock or hydroelectric assets of certain entities amounting to the following:
                  Fair value of assets acquired                                                        $ -            $ 28
                  Cash paid                                                                              -               -
                                                                                               -----------     -----------
                  Liabilities assumed                                                                  $ -            $ 28
                                                                                               ===========     ===========



Reorganization value in excess of amounts allocable to identifiable assets and accounts payable and accrued expenses decreased by $392 for the nine months ended September 30, 1998 as a result of the reversal of a current tax liability.


Reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long-term liabilities decreased by $2,593 for the nine months ended September 30, 1998 as a result of the reversal of tax valuation allowances related to net operating loss carryforwards.


Reorganization value in excess of amounts allocable to identifiable assets and long-term debt and obligations under capital leases decreased by $1,037 for the nine months ended September 30, 1998 as a result of the termination of a land option agreement.



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Amounts
            in thousands except per share amounts or otherwise noted)
                                   (Unaudited)


NOTE 1 - ORGANIZATION


     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. Industrial infrastructure assets include power plants, steam boilers, air compressors, water and wastewater treatment facilities, and other utility-type facilities that support the manufacture of products in capital intensive process industries such as pulp and paper, chemicals, textile, food and beverage, etc. As of September 30, 1998 and 1997, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 334 and 336 megawatts ("MW"), respectively.

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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1998 and December 31, 1997 and the results of its operations and changes in its financial position for the nine months ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the December 31, 1997 Audited Consolidated Financial Statements and Notes thereto.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     On August 20, 1997, a former employee of the Company filed a civil action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. The Company is vigorously defending the Claim and Management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, operation and management of industrial energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). As of September 30, 1998, the Company's operating hydroelectric projects are located in 14 states in the United States and one province in Canada. The Company believes its future growth will come primarily from its industrial infrastructure business.


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


     As of the Effective Date, CHI adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code," which resulted in the creation of a new reporting entity. The accompanying financial information for the nine months ended September 30, 1998 reflects the financial condition and results of operations of the new reporting entity (the "Reorganized Company") while financial information for the nine months ended September 30, 1997 relates to the former reporting entity (the "Predecessor Company").


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


     Historically, growth in the Company's business occurred primarily by acquiring existing hydroelectric facilities in the United States. As of September 30, 1998, the Company had a 100% ownership or long-term lease interests in 51 projects (138 megawatts), a partial ownership interest in 10 projects (81 megawatts), and operations and maintenance ("O&M") contracts with 23 projects (115 megawatts).


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



Power Producing Facilities

                                      As of                         As of                        As of
                               September 30, 1998             December 31, 1997            September 30, 1997
                               ------------------             -----------------            ------------------
                                MWs     #Projects             MWs      #Projects            MWs     #Projects
                                ---     ---------             ---      ---------            ---     ---------
Northeast:
100% Ownership (1)              90.88        29                90.88        29               90.88        29
Partial Ownership (2)           52.37         8                52.37         8               52.37         8
O&M Contracts (3)               92.16        19                92.16        19               92.16        19
                             ---------     ----             ---------     ----            ---------     ----
Total                          235.41        56               235.41        56              235.41        56
                             =========     ====             =========     ====            =========     ====
Southeast:
100% Ownership (1)              27.42        13                27.42        13               27.42        13
Partial Ownership (2)            --          --                 --          --                --         --
O&M Contracts (3)                --          --                 --          --                --         --
                             ---------     ----             ---------     ----            ---------     ----
Total                           27.42        13                27.42        13               27.42        13
                             =========     ====             =========     ====            =========     ====
West:
100% Ownership (1)               5.38         3                 5.38         3                5.38         3
Partial Ownership (2)            4.20         1                 4.20         1                4.20         1
O&M Contracts (3)               18.80         3                19.08         4               19.08         4
                             ---------     ----             ---------     ----            ---------     ----
Total                           28.38         7                28.66         8               28.66         8
                             =========     ====             =========     ====            =========     ====
Northwest:
100% Ownership (1)              14.71         6                14.71         6               14.71         6
Partial Ownership (2)           24.00(4)      1(4)             24.96         2               24.96         2
O&M Contracts (3)                4.34         1                 4.34         1                4.34         1
                             ---------     ----             ---------     ----            ---------     ----
Total                           43.05         8                44.01         9               44.01         9
                             =========     ====             =========     ====            =========     ====
Total:
100% Ownership (1)             138.39        51               138.39        51              138.39        51
Partial Ownership (2)           80.57(4)     10(4)             81.53        11               81.53        11
O&M Contracts (3)              115.30        23               115.58        24              115.58        24
                             ---------     ----             ---------     ----            ---------     ----
Total                          334.26        84               335.50        86              335.50        86
                             =========     ====             =========     ====            =========     ====

------------

(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the sale of one project (0.96 megawatts) on June 18, 1998.

Selected Operating Information:

                                              Three months ended September 30,           Nine months ended September 30,
                                                  1998             1997                     1998                 1997
                                               ------------    -------------           ---------------      ---------------
Power generation revenues (thousands) (1)        $ 8,259        $     6,422                $ 37,156            $     34,961
Kilowatt hours produced (thousands) (1)          108,649             95,852                 492,973                 468,252
Average rate per kilowatt hour (1)                   7.6(cent)          6.7(cent)               7.5(cent)               7.5(cent)


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

Water Flow by Region (1)

                                   Three months ended September 30,              Nine months ended September 30,
                                    1998                   1997                   1998                    1997
                             -------------------    -------------------    --------------------     -----------------
  Northeast                    Above Average          Below Average           Above Average             Average
  Southeast                    Below Average          Below Average              Average                Average
  West                            Average             Below Average           Above Average          Below Average
  Northwest                       Average                Average              Above Average          Above Average


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

Power Generation Revenues (in thousands) (1)

                                             Twelve months ended        Twelve months ended
                                               December 31, 1998         December 31, 1997
                                             ---------------------     -----------------------
                                                 $          %               $           %
                                                 -          -               -           -
           First Quarter                     $ 14,712      39.6         $ 15,078(2)     34.4
           Second Quarter                      14,185      38.2           13,461        30.7
           Third Quarter                        8,259      22.2            6,422        14.7
           Fourth Quarter                                                  8,837        20.2
                                            ---------   --------       ---------   ---------
           Total                             $ 37,156     100.0         $ 43,798       100.0
                                            =========   ========       =========   =========

-----------------
 (1) Limited to projects included in consolidated revenues.
 (2) Includes business interruption revenue of $195 for the three months ended March 31, 1997.


Kilowatt Hours (kWh) Produced (in thousands) (1)

                                             Twelve months ended             Twelve months
                                              December 31, 1998          ended December 31, 1997
                                            ----------------------      -------------------------
                                              kWh            %              kWh          %
                                              ---            -              ---          -
           First Quarter                         192,355   39.0            193,576(2)  33.3
           Second Quarter                        191,969   39.0            178,824     30.7
           Third Quarter                         108,649   22.0             95,852     16.5
           Fourth Quarter                                                  113,601     19.5
                                               ---------  -----         ----------   ------
           Total                                 492,973  100.0            581,853    100.0
                                               =========  =====         ==========   ======

-------------

(1)  Limited to projects included in consolidated revenues.
(2) Includes the business interruption production equivalent of 3,429 kWh for the three months ended March 31, 1997.


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue increased by $1.9 million (29.7%), from $6.4 million to $8.3 million for the three months ended September 30, 1997 and 1998, respectively.

     The Northeast region experienced increased revenues of $1.8 million primarily as a result of above average water flows throughout the region.

     The West and Northwest regions (combined) experienced increased revenues of $0.2 million due to greatly increased water flows in the West.

     The Southeast region experienced decreased revenues of $0.1 million primarily as a result of the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The Company as a whole experienced increased revenue per kilowatt hour of 0.9(cent) (13.4%) from 6.7(cent) to 7.6(cent) in the three months ended September 30, 1997 and 1998, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $0.2 million (10.5%) from $1.9 million to $2.1 million for the three months ended September 30, 1997 and 1998, respectively, primarily due to a performance-based incentive fee earned during 1998 and increased levels of rebillable work performed during the three months ended September 30, 1998 versus the comparable period in 1997.

      Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased by $0.1 million (100%) from $0.1 million to $0.2 million for the three months ended September 30, 1997 and 1998, respectively, primarily due to increased water flows in the Northeast region which resulted in increased equity income in the Northeast Partnerships.

Costs and Expenses

     General and Administrative Expenses. General and administrative expenses increased by $0.4 million (28.6%) from $1.4 million to $1.8 million for the three months ended September 30, 1997 and 1998, respectively, primarily due to increased development expenses related to the Company's industrial infrastructure business.

     Reorganization Costs. Reorganization costs decreased by $3.2 million for the three months ended September 30, 1998. These costs were incurred during the three months ended September 30, 1997 in conjunction with the Plan of Reorganization.

     Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million (18.2%) from $2.2 million to $1.8 million for the three months ended September 30, 1997 and 1998, respectively, due to the revaluation of the Company's assets and their respective useful lives in conjunction with the adoption of fresh start reporting.

  Interest Expense

     Interest expense decreased by $4.8 million (70.6%) from $6.8 million to $2.0 million for the three months ended September 30, 1997 and 1998, respectively. The decrease was primarily due to the cessation of the accrual of interest on CHI's 12% Senior Discount Notes due 2003, Series B which were canceled in conjunction with the Plan of Reorganization.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue increased by $2.2 million (6.3%), from $35.0 million to $37.2 million for the nine months ended September 30, 1997 and 1998, respectively.

     The Northeast region experienced increased revenues of $2.3 million primarily as a result of above average water flows throughout the region; partially offset by prolonged lost generation at four of its New York sites as a result of a severe ice storm which crippled the Northeastern United States and Southern Quebec during January of 1998.

     The Southeast region experienced decreased revenues of $0.5 million primarily as a result of the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The West and Northwest regions (combined) experienced increased revenues of $0.4 million due to greatly increased water flows in the West; partially offset by a decrease resulting from the decommissioning of three facilities aggregating
7.01 megawatts in September of 1997.

     The Company as a whole experienced consistent revenue per kilowatt hour of 7.5(cent) in the nine months ended September 30, 1997 and 1998, respectively.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $0.7 million (15.2%) from $4.6 million to $5.3 million for the nine months ended September 30, 1997 and 1998, respectively, primarily due to a performance-based incentive fee earned during 1998 and increased levels of rebillable work performed during the nine months ended September 30, 1998 versus the comparable period in 1997. An 80.14 megawatt, 3 site O&M agreement, generating annual O&M revenues of approximately $0.3 - $0.4 million, expired during October 1998.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased by $2.0 million (200.0%) from $1.0 million to $3.0 million for the nine months ended September 30, 1997 and 1998, respectively, primarily due to an increased distribution received from a minority owned partnership which owns a hydroelectric project located in the Northeast and a $0.9 million one-time cash distribution received from the sale of assets in connection with the dissolution of a partnership in the West, in which the Company had general and limited partnership interests.

  Costs and Expenses

     Reorganization Costs. Reorganization costs decreased by $3.2 million for the nine months ended September 30, 1998. These costs were incurred during the nine months ended September 30, 1997 in conjunction with the Plan of Reorganization.

     Depreciation and Amortization. Depreciation and amortization decreased by $1.0 million (15.4%) from $6.5 million to $5.5 million for the nine months ended September 30, 1997 and 1998, respectively, due to the revaluation of the Company's assets and their respective useful lives in conjunction with the adoption of fresh start reporting.

     Adjustment to/Charge for Impairment of Long-Lived Assets. Adjustment to/charge for impairment of long-lived assets decreased by $0.4 million (100%) from $0.4 million to zero for the nine months ended September 30, 1997 and 1998, respectively, due to the $0.3 million write-down of assets to fair market value for the three facilities decomissioned in the West and the $0.4 million write-off of a Canadian project; offset by the upward adjustment of $0.3 million to the sale price of the assets of CHI Maine which had previously been adjusted downward in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the nine months ended September 30, 1997.

Interest Expense

     Interest expense decreased by $15.5 million (71.4%) from $21.7 million to $6.2 million for the nine months ended September 30, 1997 and 1998, respectively. The decrease was primarily due to the cessation of the accrual of interest on CHI's 12% Senior Discount Notes due 2003, Series B which were canceled in conjunction with the Plan of Reorganization.

Liquidity and Capital Resources

     As more fully described in the September 30, 1998 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                        Reorganized Company         Predecessor Company
                                                       ----------------------     ----------------------
                                                                        Nine months ended
                                                          September 30, 1998        September 30, 1997
                                                        -----------------------    ---------------------
                                                                    (amounts in thousands)
       Cash provided by/(used in):
           Operating activities                             $   15,308                 $     9,549
           Investing activities                                    513                      (6,676)
           Financing activities                                 (5,907)                     (6,753)
                                                         -------------               -------------
       Net increase/(decrease) in cash                      $    9,914                 $    (3,880)
                                                         =============               =============

     The Company has historically financed its capital needs and acquisitions through long-term debt, preferred stock and limited partner capital contributions and, to a lesser extent, through cash provided by operating activities. The Company's principal capital requirements are those associated with acquiring and developing new projects, as well as upgrading existing projects. The Company has secured a $15.0 million working capital and letter of credit facility which provides additional liquidity to support the Company's existing operations as well as its future growth. See "--Summary of Indebtedness."

     For the nine months ended September 30, 1998, the cash flow provided by operating activities was principally the result of the $5.9 million net income for such period, adjusted for $5.5 million of depreciation and amortization, a $3.5 million change in deferred tax liabilities, $0.5 million of non-cash interest and other charges, $0.2 million of distributed earnings of affiliates, a $1.8 million decrease in accounts receivable, and a $0.1 million decrease in the provision for uncollectable accounts receivable offset by $0.2 million of cash used for reorganization items, $0.9 million income from sale of partnership assets, a $0.5 million increase in prepaid expenses and other current assets and a $0.6 million decrease in accounts payable and accrued expenses. The cash flow provided by investing activities was primarily attributable to a $1.4 million decrease in investments and other long-term assets and $0.9 million of proceeds from sale of partnership assets, partially offset by $1.8 million of capital expenditures. The cash flow used in financing activities was primarily due to the repayment of $5.9 million of project debt.

     Cash provided by operating activities increased by $5.8 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase resulted from a $3.6 million increase in income before depreciation and amortization, non-cash interest and other charges, reorganization expenses, income from sale of partnership assets, non-cash charge for impairment of long lived assets, change in deferred tax liabilities and distributed earnings of affiliates and a $2.4 million increase resulting from variations in other operating items (accounts receivable, provision for uncollectable accounts receivable, prepaid expenses and accounts payable and accrued expenses) offset by a $0.2 million decrease from cash used for reorganization items.

     For the nine months ended September 30, 1997, the cash flow provided by operating activities was principally the result of the $15.6 million net loss for such period, adjusted for $15.8 million of non-cash interest and other charges, $6.5 million of depreciation and amortization, $3.2 million of reorganization expenses, $0.1 million of distributed earnings of affiliates, a $0.4 million non-cash charge for impairment of long-lived assets, a $1.1 million decrease in accounts receivable and a $0.6 million change in deferred tax liabilities offset by a $0.8 million increase in prepaid expenses and other current assets, a $0.1 million increase in the provision for uncollectable accounts receivable and a $1.7 million decrease in accounts payable and accrued expenses. The cash flow used in investing activities was primarily attributable to a $5.0 million increase in investments and other long-term assets, $2.7 million of capital expenditures and $1.3 million of development expenditures partially offset by $2.3 million of proceeds from disposition of assets. The cash flow used in financing activities was primarily due to the repayment of $6.4 million of project debt and $0.7 million of costs of reorganization partially offset by $0.1 million in long-term borrowings and a $0.2 million increase in other long-term liabilities.

Summary of Indebtedness

                                                                    Principal Amount Outstanding as of
                                                              September 30, 1998           December 31, 1997
                                                              --------------------        --------------------
                                                                           (amounts in thousands)

         Non-recourse debt of subsidiaries                           $81,122                     $87,971
         Current portion of long-term debt                            (6,486)                     (5,355)
                                                                ------------                ------------
         Total long-term debt obligations                            $74,636                     $82,616
                                                                ============                ============

     On March 31, 1998, the Company obtained a $15.0 million secured revolving credit facility with an initial expiration date of December 31, 1999 (the "Facility"). The Company will use proceeds from the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. As of November 11, 1998, no revolving loans were outstanding under the Facility and $6.3 million of letters of credit have been issued and are outstanding.

Year 2000 Issue

     The year 2000 issue is the result of computer software programs that were written using two digits rather than four to define the applicable year. If the Company's computer software programs with date-sensitive functions are not year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

     The Company's year 2000 plan addresses all information technology ("IT") systems, including proprietary and third party software, as well as non-IT systems, including the embedded technology in various devices operated by the Company. Testing of hardware and software systems, which is 90% complete, is scheduled to be completed by June 30, 1999. Testing performed to date, including correspondence with approximately 90% of the Company's significant vendors, has revealed that all of the Company's vendors are currently year 2000 compliant or will be compliant by September 30, 1999, and that the Company's current systems are either compliant or are scheduled to be upgraded by September 30, 1999. The Company has developed a year 2000 compliance questionnaire and intends to query all of its customers as to the status of year 2000 compliance by December 31, 1998 and expects to receive responses by March 31, 1999. In the event any of the Company's customers are not year 2000 compliant, there is a possibility that the Company would not be able to deliver power to such customers. However, substantially all of the Company's customers are contractually obligated to purchase generated power pursuant to take or pay power purchase agreements, and the Company has adequate systems to measure any generation the customer's system may not have recorded, so there is minimal risk of lost revenues to the Company. In accordance with the plan, testing of automated operational systems, which is 30% complete, is scheduled to be completed by June 30, 1999. Testing performed to date has revealed that the logic controller embedded in the automated operational systems is not date sensitive.

     The costs incurred to date in relation to the Company's year 2000 plan are approximately ten thousand dollars and future costs are estimated at forty-five thousand dollars, including internal labor. Management does not expect any significant exposure in the event of year 2000 non-compliance by third party vendors or customers; therefore, a formal contingency plan is not required.

Cautionary Statement Regarding Forward-Looking Statements

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

Date:      November 11, 1998              CHI ENERGY, INC.


                                          By: /s/ Neil A. Manna
                                             --------------------------------
                                             Neil A. Manna
                                             Vice President of Finance,
                                             Controller and Treasurer


                                              signing on behalf of the
                                              registrant and as Principal
                                              Accounting Officer

                                 EXHIBIT INDEX




Exhibit No.        Description
-----------        -----------

   27.1            Financial Data Schedule