Form 10-K405
period 1998-12-31
CHI ENERGY INC
filed 1999-03-31
CIK 787618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 033-69762

                                CHI ENERGY, INC.

             (Exact name of registrant as specified in its charter)

                    DELAWARE                              06-1138478
         ------------------------------              ----------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification Number)

        680 WASHINGTON BOULEVARD, STAMFORD, CONNECTICUT          06901
        -----------------------------------------------          -----
        (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (203) 425-8850

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the Registrant is not available since there is no public market for the stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS A                     OUTSTANDING AS OF MARCH 25, 1999
    ----------------------------------      -----------------------------------
    Common stock, $.01 par value                          9,085,290

                 CLASS B                     OUTSTANDING AS OF MARCH 25, 1999
    ----------------------------------      -----------------------------------
    Common stock, $.01 par value                           914,710


                                  Page 1 of 88
                         Exhibit Index begins on page 77

                                CHI ENERGY, INC.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item 1.  Business..............................................................3

Item 2.  Properties...........................................................16

Item 3.  Legal Proceedings....................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..................17

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters..............................................................18

Item 6.  Selected Financial Data..............................................20

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................23

Item 7a. Quantitative and Qualitative Disclosures About Market Risk...........35

Item 8.  Financial Statements.................................................35

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................68

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................68

Item 11. Executive Compensation...............................................71

Item 12. Security Ownership of Certain Beneficial Owners and Management.......75

Item 13. Certain Relationships and Related Transactions.......................76

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......77

                                     PART I

ITEM 1. BUSINESS

     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). In addition, the Company is pursuing the acquisition and development of non-hydroelectric generating facilities that fit its strategic and return on investment objectives.

     Based on operating megawatts, the Company is the largest independent, non-utility affiliated hydroelectric power producer in the United States. As of December 31, 1998, the Company owned, operated or leased 81 projects in the United States and Canada, with aggregate capacity of approximately 272 megawatts.

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

     The Company terms its approach to industrial customers as "asset partnering," due to the need and desirability of working closely with customers to arrive at a mutually beneficial technical and financial outcome. CHI's approach includes providing the required products and services in large part on the basis of a requirements contract, by which the customer is usually only required to pay for products actually purchased and used. This approach differs from more typical arrangements in which industrial customers sign so-called "take-or-pay" contracts that, in effect, guarantee payments to the provider regardless of actual use. In addition, when properly structured, the use of requirements-based contracts permits off-balance sheet accounting treatment of the transaction for the industrial customer.

     The Company believes the potential market for its industrial infrastructure business in North America is very large, represented by approximately $40 billion in annual energy-related expenditures and $50 billion in annual capital expenditures on the part of companies in energy-intensive manufacturing sectors. While the Company believes it possesses the expertise to successfully complete transactions in this market, the Company has not completed any such transactions as of March 25, 1999. However, the Company has identified and is working with certain prospective customers in evaluating specific development agreements for infrastructure facilities.

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

HYDROELECTRIC BUSINESS

     The Company's operating hydroelectric projects are located in 14 states and one Canadian province. The U.S. projects are clustered in four regions: the Northeast, Southeast, Northwest and West, with a concentration in the Northeast, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher on average than in most other regions of the country. Additionally, the Company has a 49% ownership interest in an
18.40 megawatt hydroelectric project in Newfoundland, Canada, which it also operates. The Company currently derives all of its revenues from the ownership and operation of hydroelectric facilities.

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

     As of December 31, 1998, the Company had a 100% ownership or long-term lease interest in 50 projects (138 megawatts), a partial ownership interest in 11 projects (99 megawatts) and operations and maintenance ("O&M") contracts with 20 projects (35 megawatts). The Company sells substantially all of the output from these projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms, but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception. See "-- Conventional Hydroelectric Projects -Power Purchase Agreements".

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

     Starting in 1985 with an operating portfolio of 6 small projects totaling 5 megawatts of capacity, CHI grew rapidly in terms of numbers of projects and megawatts owned and operated, as well as in terms of gross revenues. At that time, the Company anticipated that the electric utility industry would remain heavily regulated and noncompetitive, that purchased power rates for output from QF projects such as the Company's would not decline, and that hydroelectric power, as a renewable resource, would generally be viewed favorably by regulators. Beginning in the early 1990s, however, the electric power industry in the United States began to undergo significant structural changes, evolving from a highly regulated industry dominated by monopoly utilities to what is becoming a deregulated, competitive industry providing energy customers with an increasing degree of choice among sources of electric power supply. Reductions in prices for electricity, increased efficiency of combustion turbines and other competing technologies and the deregulation and restructuring of the electric power industry created a climate of uncertainty with respect to future power prices and made it more difficult to obtain long-term power purchase contracts, thereby severely limiting the Company's near-term opportunities to acquire or develop additional hydroelectric capacity at acceptable rates of return. At the same time, competition for the acquisition of available hydroelectric assets has intensified, with the Company's competitors including other independent power producers and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives.

     CHI believes that future growth opportunities in its hydroelectric business will primarily consist of: (i) potential acquisition of additional hydroelectric projects, possibly as the result of utility asset divestitures; (ii) contract operation, maintenance and management of hydroelectric projects for others; and
(iii) potential project development opportunities, primarily in Canada and certain overseas markets. The Company intends to pursue such opportunities on a selective basis, based on the likelihood of success and expected return on investment.

CONVENTIONAL HYDROELECTRIC PROJECTS

     The following tables set forth the Company's projects as of December 31, 1998 with 100% ownership, with partial ownership and with O&M contracts:

              PROJECTS WITH 100% OWNERSHIP AS OF DECEMBER 31, 1998

                           (INCLUDING SALE-LEASEBACKS)

                                                                           POWER
                                                                         PURCHASE        FERC                      DATE OF CHI
                                                                         AGREEMENT     LICENSE     APPROXIMATE    ACQUISITION OR
                                                                        EXPIRATION   EXPIRATION    CAPACITY IN   COMMENCEMENT OF
PROJECT               LOCATION             POWER PURCHASING ENTITY         DATE         DATE        MEGAWATTS     OPERATIONS(1)
-------               --------             -----------------------     ------------     -----       ---------     -------------
Apalache.........       Greer, SC           Duke Power Co.              Dec. 1999(2)  Jul. 2024         0.40         May 1989
Aziscohos (3)....       Wilson Mill, ME     Central Maine Power Co.     Jul. 2008     Mar. 2025         5.31         Jun. 1988
Barber Dam.......       Boise, ID           Idaho Power Co.             Jul. 2022     Nov. 2023         4.14         Dec. 1992
Bear Creek.......       Shingletown, CA     Pacific Gas & Electric      Dec. 2015     Exempt            3.20         Feb. 1990
Beaver Valley....       Beaver Falls, PA    Duquesne Power              Open-Ended(4) Exempt            1.30         Feb. 1995
Boott(3).........       Lowell, MA          Commonwealth Elec.          Apr. 2023     Apr. 2023         24.82        Dec. 1986
Coneross.........       Seneca, SC          City of Seneca              Jun. 2000     Mar. 2015         0.90         May 1989
                                            Groton Electric Light
Crescent.........       Russell, MA         Dept.                       Oct. 2009(5)  May 2024          1.50         Feb. 1995
                                            Vermont Electric Power
Dewey's Mill.....       Hartland, VT          Producers, Inc.           Jul. 2015     Dec. 2032         1.90         Aug. 1993
Dexter...........       Dexter, NY          Niag. Mohawk Power Corp.    Dec. 2023     Exempt            4.30         Feb. 1995
Diamond Island...       Watertown, NY       Niag. Mohawk Power Corp.    Dec. 2023     Exempt            1.20         Feb. 1995
Dietrich Drop....       Dietrich, ID        Idaho Power Co.             Jul. 2022     Apr. 2037         4.77         Dec. 1992
Eagle & Phenix(6)       Columbus, GA        Fieldcrest Cannon           Jun. 2006     Feb. 2009         4.26         Jun. 1991
Fowler #7........       Fowler, NY          Niag. Mohawk Power Corp.    Dec. 2019     Oct. 2002         0.90         Feb. 1995
                                            Virginia Elec. Power Co. &
Fries............       Fries, VA             Apalachian Power Co.      May 1999      May 2020          5.21         May 1989
Geo-Bon II.......       Lincoln County, ID  Idaho Power Co.             Mar. 2020     Exempt            1.00         Jun. 1994
                                            Groton Electric Light
Glendale.........       Stockbridge, MA     Dept.                       Oct. 2009(5)  Oct. 2009         0.70         Feb. 1995
Goodyear Lake....       Milford, NY         NY State Elec. & Gas Corp.  Aug. 2010     Feb. 2019         1.30         Feb. 1995
Great Falls Lower       Somersworth, NH     Public Serv. Co. of NH      Dec. 2011     Apr. 2022         1.29         Jul. 1985
Hailesboro #3....       Fowler, NY          Niag. Mohawk Power Corp.    Dec. 2023     Exempt            0.90         Feb. 1995
Hailesboro #4....       Fowler, NY          Niag. Mohawk Power Corp.    Dec. 2023     Dec. 2002         1.80         Feb. 1995
Hailesboro #6....       Fowler, NY          Niag. Mohawk Power Corp.    Dec. 2023     Exempt            0.90         Feb. 1995
                        Franklin County,
High Falls.......       NY                  NY State Elec. & Gas Corp.  Dec. 2002     Jan. 2026         1.75         Oct. 1993
High Shoals......       High Shoals, NC     Duke Power Co.              Apr. 2012     Exempt            1.56         Jul. 1993
Kelley's Falls...       Manchester, NH      Public Serv. Co. of NH      Dec. 2005     Mar. 2024         0.45         Dec. 1985
Kings River......       Fresno, CA          Pacific Gas & Electric      Jan. 2021     Jul. 2037         1.35         Jun. 1994
Kinneytown.......       Seymour, CT         CT Light & Power            Nov. 2016     Exempt            2.36         Nov. 1986
LaChute Lower(3).       Ticonderoga, NY     Niag. Mohawk Power Corp.    Dec. 2015     Exempt            3.60         Dec. 1987
LaChute Upper(3).       Ticonderoga, NY     Niag. Mohawk Power Corp.    Dec. 2015     Exempt            4.90         Dec. 1987
Lawrence.........       Lawrence, MA        New England Power Co.       Dec. 2011(7)  Nov. 2028         16.80        Jul. 1986
Long Shoals......       Long Shoals, NC     Duke Power Co.              Nov. 1999     Exempt            0.75         Jul. 1993
Low Line Rapids..       Kimberly, ID         Idaho Power Co.            Jun. 2022     Exempt            2.80         Dec. 1992
                                            Municipal Elec. Auth. of
Milstead.........       Milstead, GA        GA                          Apr. 2000     Exempt            1.00         Jul. 1993
                                            Vermont Electric Power
Ottauquechee.....       N. Hartland, VT       Producers, Inc.           Sept. 2017    Exempt            1.89         Jun. 1994
                                                                        Sept.
Pelzer Lower.....       Williamston, SC     Duke Power Co.              1999(2)       Nov. 2017         3.30         Feb. 1990
                                                                        Sept.
Pelzer Upper.....       Pelzer, SC          Duke Power Co.              1999(2)       Nov. 2017         2.00         Feb. 1990
Piedmont.........       Piedmont, SC        Duke Power Co.              Dec. 1999(2)  Dec. 2018         1.00         May 1989
Rollinsford......       Rollinsford, NH     Public Serv. Co. of NH      Sept. 2013    Aug. 2021         1.49         Oct. 1986
Rock Creek II....       Twin Falls, ID      Idaho Power Co.             Jul. 2019     Aug. 2036         1.90         Dec. 1992
Salmon Falls.....       South Berwick, ME   Public Serv. Co. of NH      Dec. 2006     Dec. 2037         1.20         Jul. 1986
Scotts Flat......       Nevada City, CA     Pacific Gas & Electric      Dec. 2004     Exempt            0.83         Feb. 1990

                                                                          POWER
                                                                         PURCHASE                                   DATE OF CHI
                                                                         AGREEMENT   FERC LICENSE   APPROXIMATE   ACQUISITION OR
                                                                        EXPIRATION    EXPIRATION    CAPACITY IN   COMMENCEMENT OF
PROJECT               LOCATION             POWER PURCHASING ENTITY         DATE          DATE        MEGAWATTS     OPERATIONS(1)
-------               --------             -----------------------     ------------      -----       ---------     -------------
Theresa.........        Theresa, NY         Niag. Mohawk Power Corp.    Dec. 2023     Exempt             1.30         Feb. 1995
Victory Mills...        Saratoga, NY        Niag. Mohawk Power Corp.    Dec. 2025     Apr. 2024          1.66         Dec. 1986
Walden..........        Walden, NY          NY State Elec. & Gas Corp.  Mar. 1999(8)  May 2022           2.82         Apr. 1986
Ware Shoals.....        Ware Shoals, SC     Duke Power Co.              Dec. 1999(2)  Sept. 2001         6.20         May 1989
West Hopkinton..        West Hopkinton, NH  Public Serv. Co. of NH      Nov. 2012     Exempt             1.00         Jul. 1985
Willimantic I...        Willimantic, CT     CT Light & Power            Dec. 2018     Nov. 2025          0.77         Dec. 1991
Willimantic II..        Willimantic, CT     CT Light & Power            Dec. 2018     Sept. 2025         0.77         Dec. 1991
Woodside I......        Norris, SC          Duke Power Co.              Dec. 1999(2)  Non-Jurisdictional 0.40         May 1989
Woodside II.....        Cateechee, SC       Duke Power Co.              Dec. 1999(2)  Non-Jurisdictional 0.44         May 1989
                                                                                                       ------
Number of Projects: 50                                                   Megawatt Subtotal:            138.29
                                                                                                       ======

----------
(1)  Whichever is later.
(2) The power purchase agreements for these projects were renewed at negotiated rates subject to termination upon twelve months notice.
(3) These projects are subject to sale-leaseback arrangements pursuant to which the Company is the lessee.
(4) Agreement remains in effect as long as Duquesne Power's tariff with PA Public Utility Commission remains valid and effective.
(5) The term of the power purchase agreement may be extended by mutual agreement.
(6)  Revenue is derived pursuant to a lease arrangement.
(7) The term of the power purchase agreement may be extended through 2028 at the option of the utility.
(8) The original power purchase agreement for this project expired in November, 1998. As of December 1998, the project is operating pursuant to an interim power purchase arrangement, pending a new power purchase agreement.

           PROJECTS WITH PARTIAL OWNERSHIP AS OF DECEMBER 31, 1998(1)

                                                                    POWER PURCHASE                                    DATE OF CHI
                                                                       AGREEMENT    FERC LICENSE      APPROXIMATE   ACQUISITION OR
                                                                      EXPIRATION     EXPIRATION       CAPACITY IN    COMMENCEMENT
PROJECT              LOCATION               POWER PURCHASING ENTITY      DATE           DATE           MEGAWATTS    OF OPERATIONS(2)
-------              --------               ----------------------- ------------    -----------        ---------    ----------------
Copenhagen........    Copenhagen, NY         Niag. Mohawk Power Corp. Dec. 2023       Exempt               3.30        Feb. 1995
Denley Dam........    Lyonsdale, NY          Niag. Mohawk Power Corp. Dec. 2026       Exempt               1.50        Feb. 1995
Hillsborough......    Hillsborough, NH       Public Serv. Co. of NH   Jul. 2004       Exempt               1.20        Nov. 1989
Lower Saranac.....    Saranac, NY            NY State Elec. & Gas     Oct. 2029       May 2027             9.30        Jun. 1992
Port Leyden.......    Lyonsdale, NY          Niag. Mohawk Power Corp. Dec. 2026       Exempt               2.00        Feb. 1995
Pyrites...........    Canton, NY             Niag. Mohawk Power Corp. Dec. 2023       Aug. 2023            8.20        Feb. 1995
Rock Island.......    Lyonsdale, NY          Niag. Mohawk Power Corp. Dec. 2026       Exempt               1.90        Feb. 1995
Sheldon Springs...    Sheldon, VT            Vermont Electric Power   Aug. 2016       Sept. 2024          24.97        Sept. 1993
                                                Producers, Inc.
Slate Creek.......    Lakehead, CA           PacifiCorp               Dec. 2018(3)    Exempt               4.20        May 1990
Star Lake.........    Newfoundland, Canada   Newfoundland and         Oct. 2023       Exempt              18.40        Nov. 1998
                                             Labrador Hydro
Twin Falls........    North Bend, WA         Puget Sound Power &      Dec. 2025       Apr. 2035           24.00        Apr. 1989
                                             Light Co.                                                    -----
Number of Projects: 11                                                   Megawatt Subtotal:               98.97
                                                                                                          =====

----------
(1) Projects with Partial Ownership are defined as those projects in which the Company has an equity (or equivalent) investment of less than 100%.
(2)  Whichever is later.
(3) The term of the power purchase agreement may be extended through 2023 at the option of the utility.

  PROJECTS WITH OPERATION AND MAINTENANCE CONTRACTS AS OF DECEMBER 31, 1998(1)

                                                 APPROXIMATE CAPACITY       DATE OF
                                                     IN MEGAWATTS         O&M CONTRACT
                                                     ------------         ------------
Barker Mill Lower         Auburn, ME                     1.50              Jul. 1996
Barker Mill Upper         Auburn, ME                     0.95              Jul. 1996
Brown's Mill              Dover-Foxcroft, ME             0.59              Jul. 1996
Champlain Spinners.       Whitehall, NY                  0.70              Aug. 1996
Combie North              Grass Valley, CA               0.30              Feb. 1990
Combie South              Grass Valley, CA               1.50              Feb. 1990
Damariscotta              Damariscotta, ME               0.46              Jul. 1996
Eustis                    Eustis, ME                     0.25              Jul. 1996
Gardiner                  Gardiner, ME                   1.00              Jul. 1996
Great Works               South Berwick, ME              0.53              Jul. 1996
Lower Wilson              Greenville, ME                 0.57              Jul. 1996
Mechanic Falls            Mechanic Falls, ME             1.30              Jul. 1996
Milo                      Milo, ME                       0.60              Jul. 1996
New Dam                   Sanford/Alfred, ME             0.78              Jul. 1996
Norway                    Norway, ME                     0.32              Jul. 1996
Old Falls                 West Kennebunk, ME             0.47              Jul. 1996
Pittsfield                Pittsfield, ME                 1.05              Jul. 1996
Pumpkin Hill              Lowell, ME                     0.95              Jul. 1996
Terminus                  Tulare County, CA             17.00              Apr. 1995
Weeks Falls               North Bend, WA                 4.34              Jun. 1990
                                                     --------
Number of Projects: 20            Megawatt Subtotal:    35.16
                                                     ========

(1) These are projects where the Company's only current significant interest is through operation and maintenance contracts.

Total Number of Projects: 81
Total Megawatts Owned, Leased or Operated:             272.42
                                                     ========

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

     POWER PURCHASE AGREEMENTS. As of December 31, 1998, substantially all energy and capacity of the Company's existing wholly-owned projects in the United States was being sold to 18 public utilities pursuant to take or pay long-term power purchase agreements with remaining terms ranging from approximately 3 months to 27 years. The Company's power purchase agreements generally require the utility to purchase all energy delivered by the relevant facility. These power purchase agreements generally do not provide for termination prior to expiration except in the case of either continuing nonperformance by the Company or certain events of bankruptcy or insolvency of the project subsidiary.

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

Certain power purchase contracts provide for different rates based on peak or off-peak generation of energy. As the Company's existing contracts mature or change from fixed rates to rates based on avoided cost, the Company will receive lower prices for its power to the extent that the currently low market price for electricity continues. Prices for electricity have remained low as a result of reductions in the cost of power produced from natural gas due to lower natural gas prices and technological improvements which have lowered the capital cost and increased the efficiency of combustion turbines and other competing technologies. Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways to further increase competition in electricity markets by such means as customer choice of generation suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain additional long-term power purchase contracts.

     All of the Company's existing hydroelectric facilities in the United States are QFs under PURPA, which requires utilities to purchase power from QFs, and exempts QFs from most utility regulatory requirements. Pursuant to PURPA, electric utilities are required to purchase power from QFs at prices based on the utilities' avoided cost. Implementation of the regulations is delegated to state public utility commissions which may, at their discretion, establish long-term rates for a specified period higher than short-term avoided costs or may provide other kinds of incentives to QFs. In recent years, a number of utilities have begun to challenge certain provisions of PURPA as no longer appropriate in the current U.S. energy market. See "-- Energy and Environmental Regulation".

     The following table sets forth the Company's power sales by customer for the year ended December 31, 1998:

                                                                                                    COMBINED
                                                                                                  REVENUES OF
                                                  REVENUES OF                                       PROJECTS
                                                  PROJECTS IN                REVENUES OF           100% OWNED
                                                 CONSOLIDATED                 PROJECTS                AND
                                                  RESULTS OF                 PARTIALLY             PARTIALLY
                                                  OPERATIONS         %         OWNED          %      OWNED          %
                                                 -----------       ----    -----------      ----  -----------     ----
Niagara Mohawk Power Corp......................  $ 8,797,365       20.0    $ 4,267,415      19.4  $13,064,780     19.8
Commonwealth Electric Co.......................    9,649,160       22.0           --        --      9,649,160     14.6
Vermont Electric Power Producers, Inc..........    1,254,208        2.9      7,345,256      33.4    8,599,464     13.1
New England Power Co...........................    5,459,512       12.4          --         --      5,459,512      8.3
Puget Sound Power & Light Co...................       --            --       5,372,055      24.4    5,372,055      8.2
N.Y. State Electric & Gas Corp.................    1,527,549        3.5      3,241,256      14.7    4,768,805      7.2
Central Maine Power Co.........................    3,883,382        8.9          --         --      3,883,382      5.9
Idaho Power Co.................................    2,885,051        6.6          --         --      2,885,051      4.4
Duke Power Co..................................    2,260,582        5.2          --         --      2,260,582      3.4
Public Service Co. of NH.......................    1,838,081        4.2        323,028       1.5    2,161,109      3.3
PacifiCorp.....................................    1,644,533        3.7        234,225       1.0    1,878,758      2.9
Virginia Power Co..............................    1,238,533        2.8           --        --      1,238,533      1.9
Newfoundland and Labrador Hydro................       --            --       1,225,715       5.6    1,225,715      1.9
Groton Electric Light Dept.....................      954,398        2.2           --        --        954,398      1.4
All other customers............................    2,475,533        5.6           --        --      2,475,533      3.7
                                                 -----------      -----    -----------     -----  -----------    -----
    Total                                        $43,867,887      100.0%   $22,008,950     100.0% $65,876,837    100.0%
                                                 ===========      =====    ===========     =====  ===========    =====

     Substantially all of the Company's existing power purchase agreements contain scheduled rates for delivered energy through 1999 or later, which protects the Company from decreases in energy prices and avoided costs from current levels until such time when the scheduled rate portion of the contract expires. Thereafter, certain contracts expire and others provide for prices based upon avoided cost. In general, the scheduled rates exceed the current avoided cost for delivered energy which is being influenced by an increasingly deregulated and competitive energy market. Lower avoided costs of energy could significantly reduce the rates received by the Company under a particular contract once the period of scheduled rates terminates and could make it more difficult in the future for the Company to obtain contracts which can economically support development of new projects or the continued operation of certain existing projects.

     The following table summarizes the actual or expected basis for determining future rates which are anticipated to be in effect under current and anticipated future power purchase agreements for the Company's existing consolidated projects. To develop the information below, the Company first computed the average annual revenue for each project included in consolidated power sales revenues using actual revenues for each of the last three calendar years ended December 31, 1998. This "revenue mix" was then applied to each of the respective project's power purchase agreement terms on the assumption that the Company's consolidated project portfolio and average revenue mix remains unchanged for the ten-year period shown in the table. Power purchase agreements which expire during the ten-year period shown are assumed to result in revenues based upon avoided cost or market rates for the period subsequent to contract expiration. The information shown below is not intended to represent actual future results, but is believed to be indicative of the portion of existing revenue that will be subject to avoided cost or market rates during the period shown. No assurance can be provided as to what the actual avoided cost or market rate risk will be for the period shown.

                                             % OF CURRENT      % OF CURRENT REVENUES SUBJECT
                                          REVENUES SUBJECT TO   TO RATES DETERMINED PURSUANT
                                           MINIMUM FIXED OR      TO AVOIDED COST OR MARKET
                  CALENDAR YEAR           SCHEDULED RATES(1)               RATES
                  -------------           ------------------               -----
1999     .............................            87.1                      12.9
2000     .............................            86.4                      13.6
2001     .............................            65.3                      34.7
2002     .............................            65.3                      34.7
2003     .............................            62.5                      37.5
2004     .............................            62.5                      37.5
2005     .............................            61.6                      38.4
2006     .............................            60.1                      39.9
2007     .............................            59.4                      40.6
2008     .............................            59.4                      40.6

(1)  Includes contracts with GDP or other similar adjustment provisions.

     In recent years, several public utility companies have approached independent power producers (each an "IPP"), including the Company, to renegotiate specified rates in their power purchase agreements, alleging that these agreements force the utilities to purchase power from IPPs at rates higher than current avoided cost, resulting in higher rates to consumers. Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company which accounted for approximately 18.4%, 20.3%, 17.9% and 20.0% of consolidated power sales revenues in the fiscal years ended June 30, 1996 and 1997, the six months ended December 31, 1997, and the year ended December 31, 1998, respectively, has in the past issued statements and taken action, including legal action, indicating its desire to be relieved of its obligations under contracts with IPPs that NIMO considers uneconomic.In addition, NIMO has reached agreement with certain IPPs to terminate or restructure their contracts. Neither NIMO's legal actions nor its agreements with other IPPs have affected the Company. However, NIMO has also unilaterally imposed a "generation cap" on three of the fifteen power purchase agreements it has with the Company, claiming reduced rates for power produced over a cap specified by the utility, and has withheld approximately $0.9 million of revenues to date. In response, the Company, in conjunction with other IPPs, has sought redress in court and expects the case to be decided during 1999.

     Although the Company believes that its power purchase agreements are valid, binding and enforceable contracts, there can be no assurance that additional customers of the Company will not attempt to modify their contracts with the Company and, if such attempts succeed, that any such modifications will not have a material adverse effect on the Company's future revenues. Additionally, increased competition in the electricity industry might cause certain utilities to become higher credit risks. Although the ratings of the debt securities of many of the utilities which purchase power from the Company are currently investment grade, there can be no assurance of the long-term creditworthiness of any of the Company's customers. Should any customer fail, it would be difficult for the Company to replace an existing long-term contract with a new contract with another customer on similar economic terms in the current environment.

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

     Production of electricity by the Company is typically greatest in January through June, when water flow is at its highest at most of the Company's projects, and lowest in July through September. The Company normally shuts down selected operations for periods during the relatively dry third quarter in order to perform routine maintenance. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

ENERGY AND ENVIRONMENTAL REGULATION

     ENERGY REGULATION. The Company is subject to federal and state (or in Canada, provincial) energy laws and regulations in connection with the development and operation of its hydroelectric and industrial projects. Depending on the project, these laws and regulations may govern the ownership structure of the projects, the rates, terms and conditions under which the Company may sell electric output from the projects to utilities or other customers, and the procedures under which these projects are constructed and operated. In the U.S., federal laws that affect the Company's business include:
(i) the Federal Power Act of 1935 ("FPA"); (ii) the Electric Consumer Protection Act of 1986; (iii) the Public Utilities Holding Company Act of 1935 ("PUHCA");
(iv) PURPA; and (v) the National Energy Policy Act of 1992.

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

     The exemptions afforded by PURPA to QFs from extensive federal and state regulation are important to the Company and its competitors. Each of the operating conventional hydroelectric projects in the U.S. that the Company currently owns, operates or in which it has an investment meets the requirements under PURPA for being a QF. As an owner of QFs, the Company is exempt from many of the provisions of the FPA and PUHCA. However, some larger hydroelectric facilities (if acquired or developed by the Company) would not qualify as QFs. In addition, the Company believes that certain energy facilities that it may acquire or develop in the future may not be QFs. The Company does not intend for its industrial energy facilities to be principally engaged in the sale of electric power to electric utilities at wholesale rates. However, to the extent they may sell such power, they may be subject to regulation by FERC or by the public service commissions in the states in which they operate or sell power.

     ELECTRIC INDUSTRY RESTRUCTURING. In recent years the federal government and many state governments have begun consideration of proposed legislation or regulations that would partially or wholly deregulate the electric power industry and institute competition at the level of retail electricity customers. The Company believes that such restructuring, including significant elements of retail competition, is likely within the next few years with a variety of potential impacts both positive and negative on the Company. In the area of acquiring and developing industrial energy facilities, removing restrictions on retail sales of energy to industrial customers is likely to enhance the Company's prospects for completing transactions with such customers. In the area of hydroelectric generation, it is uncertain to what extent the Company's smaller hydroelectric facilities would be competitive in a fully deregulated energy market without the current benefits of PURPA that require electric utilities to purchase the output from these facilities. While the Company believes that its existing long-term power purchase contracts with utilities are legally binding for the duration of the contracts, there can be no assurance that the provisions of these contracts will not be affected by future legislation or regulation dealing with electric industry restructuring. See "--Conventional Hydroelectric Projects -- Power Purchase Agreements".

     ENVIRONMENTAL REGULATION. The Company is subject to extensive federal, state (or in Canada, provincial) and local environmental laws and regulations applicable to the development and operation of its projects. Environmental laws and regulations may affect the Company's operations by delaying construction of a project or, although the Company has never experienced such an event, the closing down of an operating project for a period of time. In addition, environmental laws and regulations may affect the development time, site selection and permitting of new projects. The development of a power generation project typically requires numerous licenses, permits, approvals and certificates from governmental agencies. Procedures followed by certain of these permitting authorities may be affected by political factors.

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

     The Company's hydroelectric facilities are subject to environmental regulatory requirements pursuant to their FERC licenses or exemptions or, in the case of facilities not subject to FERC jurisdiction, applicable state environmental requirements. The Company's prospective industrial infrastructure and other energy facilities are likely to be subject to federal and state laws and regulations governing atmospheric emissions and, in some cases, governing the discharge of effluents into water bodies. Environmental regulatory requirements for such facilities are often complex, and specific requirements are dependent upon the nature of the individual project and site.

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

     In its hydroelectric business, the Company competes both with smaller and regional independent hydroelectric development companies and with other independent energy producers, utilities and utility subsidiaries for the rights to acquire, develop or operate additional conventional hydroelectric projects, which may cause fewer projects to be available at prices that will permit the level of return on investment which the Company seeks. Recent years have seen an increase in competition for available properties from large, well-capitalized companies, thereby driving down competitive rates of return and making it more difficult for the Company to successfully acquire additional projects.

PROPERTIES OWNED AND LEASED

     The Company leases its administrative offices at 680 Washington Boulevard, Stamford, Connecticut under a lease calling for annual payments of approximately $170,000 per year. Additional administrative offices and maintenance facilities are leased in Houston, Texas; Greenville, South Carolina; Anderson, California; Boise and Twin Falls, Idaho; Andover, Massachusetts; Bellevue, Washington; and Montreal, Canada, with aggregate annual rental payments of approximately $300,000. The Company owns administrative offices in Lawrence, Massachusetts and Dexter, New York and a maintenance facility in Sanford, Maine.

     In addition to the foregoing, the Company owns and leases real estate in California, Connecticut, Georgia, Idaho, Massachusetts, Maine, New Hampshire, New York, North Carolina, Pennsylvania, South Carolina, Vermont, Virginia and Washington. Except for certain small non-hydroelectric real estate parcels, this additional real estate constitutes property used in the hydroelectric generating projects operated by the Company. In the case of each of the conventional hydroelectric projects owned or leased by the Company, the project generally consists of a dam, water rights and interests and rights in real estate sufficient for the purposes of operating the facility, a powerhouse for the generation of electricity and other necessary equipment. Except as listed in the table entitled "Projects with Partial Ownership as of December 31, 1998" under "Conventional Hydroelectric Projects" above, such property and the federal and state permits and licenses are owned or leased by one or more subsidiaries of the Company or various limited partnerships in which such subsidiaries are the sole general and limited partners. The water rights held by the Company are subject to various restrictions and limitations with respect to environmental and other matters. In the opinion of management, none of such restrictions will have a material adverse effect on the business or operations of the Company.

EMPLOYEES

     The Company employs approximately 142 full-time and 51 part-time and temporary employees as of December 31, 1998. The Company's current employees are not represented by a collective bargaining group, and management considers its relations with employees to be good.

FINANCIAL RESTRUCTURING OF CHI; CHANGE OF FISCAL YEAR

     Prior to November 7, 1997, CHI had a highly leveraged capital structure and substantial future cash requirements related to corporate debt and mandatorily redeemable preferred stock, specifically, to then-existing 12% Senior Discount Notes, due 2003 (the "Senior Discount Notes") and the 13 1/2% Cumulative Redeemable Preferred Stock (the "Series H Preferred"). The high leverage and future cash requirements of the Company made it difficult to establish the creditworthiness and credibility necessary to consummate industrial infrastructure and other new business transactions. The Company believed it would be unable to satisfy certain future corporate dividend and interest payment obligations on a timely basis as well as meet other Company obligations. In order to capitalize on the expertise, capabilities and opportunities it believes it has in the industrial infrastructure and hydroelectric business segments, the Company concluded that it was necessary to deleverage its capital structure. To that end, the Company in the fall of 1996 entered into discussions with substantial holders of its Senior Discount Notes and Series H Preferred, as well as with holders of its 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred") and 9.85% Junior Convertible Voting Preferred Stock (the "Series G Preferred", and together with the Series H Preferred and Series F Preferred, the "Old Preferred Stock") in an effort to restructure the Company's significant financial obligations.

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

     Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of series B warrants (the "New Series B Warrants") and series C warrants (the "New Series C Warrants", and together with the New Series B Warrants, the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock (the "Old Common Stock") was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock, (the "Management Options"), subject to dilution from the New Warrants. See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for information with respect to the New Common Stock, New Warrants and Management Options. As a result of the restructuring, CHI no longer has any significant parent company debt obligations. However, during March 1998 CHI obtained a secured $15 million working capital and letter of credit facility.

     Pursuant to the Plan of Reorganization, CHI adopted, on the Effective Date, the Amended CHI By-Laws and a Restated CHI Certificate of Incorporation. Pursuant to CHI's Restated Certificate of Incorporation, as of the Effective Date, CHI's name was changed from Consolidated Hydro, Inc. to CHI Energy, Inc. In addition, its fiscal year-end was changed from June 30 to December 31.

CERTAIN RISK FACTORS

     Certain statements contained in this Form 10-K that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to industry trends; risks related to hydroelectric, industrial energy and other acquisition and development projects; risks related to the Company's power purchase agreements; risks and uncertainties related to weather conditions; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. Certain of these risks are discussed more fully below and should be carefully considered along with the other matters described herein.

     LEVERAGED PROJECT FINANCING. The Company's existing hydroelectric projects are, and its future hydroelectric and other energy and infrastructure projects, if any, would likely be financed using a variety of structures primarily consisting of limited recourse or non-recourse debt. As of December 31, 1998, the Company had $80.8 million (exclusive of the Boott project operating lease) of direct project financing obligations that are limited recourse or non-recourse to CHI. As limited recourse or, except to the extent set forth below, non-recourse obligations, each such obligation is structured to be fully serviced out of each applicable project's cash flow, generally without any claim against CHI's general corporate funds. In the event of a project default and assuming CHI is unable or chooses not to cure such default within applicable cure periods (if any), the lenders or lessor would generally have rights to the facility, related contracts and all licenses and permits necessary to operate the facility and, in the event of foreclosure after such a default, the Company might not retain any interest in such project.

     Certain project acquisitions have been financed by General Electric Capital Corporation ("GECC"), which has required the guarantee of CHI Acquisitions, Inc. ("CHI Acquisitions"), a subsidiary of CHI which is the parent of each of the entities formed to acquire such projects. Thus, each such project is vulnerable in the event of a default by any of the other projects owned indirectly by CHI Acquisitions. Although all of this guaranteed financing has been repaid, a performance guarantee relating to one project remains in effect. Certain other projects acquired by CHI Acquisitions II, Inc. ("CHI Acquisitions

II"), a subsidiary of CHI, were financed by CHI Acquisitions II with two loans from GECC. One such loan has been secured by the projects acquired and the other loan by the cash flows of certain other projects of which CHI Acquisitions II is the parent. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

     DEPENDENCE ON PRECIPITATION AND EFFECTS OF VARIATIONS IN WATER FLOW AND SEASONALITY. The amount of hydroelectric energy generated at any particular conventional hydroelectric facility depends upon the quantity of water flow at the site of the facility. In cases of reduced or excessively high water flow, energy generation at such site may be diminished, particularly if the facility has low storage capacity. Pursuant to the Company's power purchase agreements, any diminished energy generation will have an adverse effect on revenues from that facility. While the Company does not have business interruption insurance to cover lost revenues as a result of drought or dry periods, the Company carries business interruption insurance to cover, among other things, the loss of revenues above certain deductible levels, and subject to applicable insurance policy sub-limits, and overall limits arising from interruption of electricity generation due to damage caused by flooding and other catastrophic events. There can be no assurance that such coverage will remain available on acceptable terms.

     Production of electricity by the Company is typically greatest in January through June, when water flow is at its highest at most of the Company's projects, and lowest in July through September. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

     CHANGES IN APPLICABLE RATES; ENERGY PRICE DECLINES. From calendar years 1999 through 2008, rates paid to the Company pursuant to power purchase agreements representing approximately 40.6% of the Company's average power sales revenues (calculated on a rolling three year basis) will be affected by changes from scheduled rates to rates based either on the applicable utilities' then current avoided cost or on prices determined in a competitive market. Use of avoided cost is driven by either the specific terms of certain power purchase agreements or the expiration of the remaining agreements during the period presented and the assumed utility purchase of project generation, in accordance with the requirements of PURPA and the regulations adopted thereunder. A utility's avoided cost rate is equal to the incremental cost that would have been incurred if the utility had generated the energy itself or purchased it from another source. Consequently, the Company's revenue at such time will be adversely affected if the then current utility avoided cost rate is lower than the scheduled rate previously in effect.

     The majority of the generating capacity of the Company's operating projects is contracted through 2020. However, if energy prices remain at current levels or decline, the rates negotiated by the Company for new contracts, contract rates based upon utility avoided costs or extensions of existing contracts could be adversely affected.

     DEPENDENCE ON COMMONWEALTH ELECTRIC COMPANY ("CEC"), NIMO, NEW ENGLAND POWER COMPANY ("NEPCO"), CENTRAL MAINE POWER COMPANY ("CMP") AND IDAHO POWER COMPANY ("IPCO"); CREDITWORTHINESS OF THE COMPANY'S CUSTOMERS. A substantial portion of the Company's power is sold to five customers pursuant to various long-term power purchase agreements. Sales to CEC, NIMO, NEPCO, CMP and IPCO represented approximately 22.0%, 20.0%, 12.4%, 8.9% and 6.6%, respectively, of the consolidated revenues of the Company for the year ended December 31, 1998. The Company is not aware of any specific circumstances that might materially affect its revenues pursuant to the sale of power to these customers. However, given the uncertainties associated with electric industry restructuring, there can be no assurance that one or more of these customers will not attempt to modify their contracts with the Company or that their future credit worthiness will not be adversely affected.

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

     UNCERTAINTY AS TO FUTURE OPPORTUNITIES IN HYDROELECTRIC BUSINESS. The Company believes that opportunities to continue to expand its conventional hydroelectric business are principally through the acquisition of additional facilities and the securing of O&M contracts rather than the development of new hydroelectric facilities in North America. There can be no assurance that the Company will be able to take advantage of such opportunities on terms acceptable to it, nor can there be any assurance that the Company will be able to obtain financing with respect to such opportunities. In addition, a number of industry issues, including issues related to the availability, term and pricing of future power purchase agreements and higher acquisition prices resulting from increased competition may limit the Company's near-term opportunities to acquire additional hydroelectric capacity at acceptable rates of return.

     In addition, the Company believes that near-term prospects for successful development of new hydroelectric facilities in North America, in particular the United States, are limited, due to regulatory restrictions that increase the cost of hydroelectric development combined with the current energy market, in which low energy prices often do not make hydroelectric development economically attractive.

     UNCERTAINTY AS TO FUTURE OPPORTUNITIES IN INDUSTRIAL INFRASTRUCTURE BUSINESS. The Company is pursuing opportunities to develop, acquire, operate and manage industrial energy facilities and related industrial assets in such sectors as pulp and paper, petroleum refining, chemicals, textiles, and other energy-intensive industries. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. The Company believes that opportunities exist for industrial infrastructure transactions and that it possesses the required technical and development expertise to complete such transactions successfully. As of March 25, 1999, the Company has not completed any such transaction, and there can be no assurance that any such transaction will occur.

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

EVENTS OCCURRING SUBSEQUENT TO DECEMBER 31, 1998

     Effective March 9, 1999, Charles F. Goff, Jr. was elected Chairman and Interim Chief Executive Officer of the Company, replacing James T. Stewart who resigned. Mr. Goff has been a member of CHI's board of directors since 1997. Previously, he was founder, Chairman, and Chief Executive Officer of Destec Energy, Inc., one of the largest independent power producers in the world, with 24 projects totaling 5,136 megawatts at the time of its sale in 1997. See Part III, Item 10, "Directors and Executive Officers of the Registrant."

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

     On September 2, 1997, a then-shareholder of CHI filed a civil action against CHI, certain of its current and former officers and directors and Morgan Stanley Dean Witter & Co. in Connecticut Superior Court, Judicial District of Stamford, entitled CHARLES J. LINDSAY V. CONSOLIDATED HYDRO, INC., ET AL., alleging, among other things, that the officers and directors of CHI breached their fiduciary duty to the holders of CHI's Old Common Stock by proposing a Plan of Reorganization that eliminated CHI's Old Common Stock. On December 18, 1997, the Company and each of the other defendants filed a motion to strike the complaint and dismiss the action on the grounds that, among other things, the allegations raised in the complaint were barred as a matter of law. On March 16, 1998, prior to the scheduled hearing on the Company's and the other defendants' motion to strike the complaint, and dismiss the action, the plaintiff agreed to withdraw the complaint without prejudice to his right to amend and to replead the complaint. Subsequently, the plaintiff filed a substitute complaint in which CHI is not named as a defendant, although CHI continues to provide indemnification for certain of the remaining defendants in the case.

     On August 20, 1997, a former employee of the Company filed a civil action against the Company in Connecticut Superior Court, District of New Haven entitled CAROL H. CUNNINGHAM V. CONSOLIDATED HYDRO, INC. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. A trial date has been set during the second quarter of 1999. The Company is vigorously defending the Claim and management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended December 31, 1998 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     As of March 25, 1999, to the best of the Company's knowledge, the number of holders of record of the New Class A Common Stock of CHI was 22, and the number of holders of record of the New Class B Common Stock was one. There is no established public trading market for the New Common Stock of the Company. No dividends were declared on either class of CHI's New Common Stock during the year ended December 31, 1998 or during the period from November 8, 1997 to December 31, 1997. CHI presently intends to retain earnings to fund working capital and for general corporate purposes. In addition, pursuant to its working capital agreement, CHI is prohibited from paying dividends and therefore does not anticipate paying cash dividends on shares of the New Common Stock in the foreseeable future.

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

     The following is a description of the two classes of New Common Stock, the two classes of New Warrants and the Management Options issued on the Effective Date, as well as a summary of the principal provisions of the registration rights agreement (the "Registration Rights Agreement") and the New Stockholders' Agreement which became effective on the Effective Date:

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

ITEM 6. SELECTED FINANCIAL DATA

     As discussed in Part I Item 1, the Company emerged from its chapter 11 proceedings on the Effective Date. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company applied fresh start reporting as of the Effective Date which resulted in significant changes to the valuation of certain Company assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh start reporting, a new entity was deemed created for financial reporting purposes. The periods prior to and including the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Reorganized Company".

     The following Statement of Operations and Balance Sheet Data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 1998, the November 8, 1997 - December 31, 1997 period, the July 1, 1997 - November 7, 1997 period and the fiscal years ended June 30, 1997, 1996, 1995 and 1994 and the related Notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                                                Reorganized Company                        Predecessor Company
                                                -------------------    ---------------------------------------------------------
                                                 Year       Nov. 8 -    July 1 -            Fiscal Year Ended June 30,
                                                 Ended      Dec. 31,    Nov. 7,   ----------------------------------------------
                                             Dec. 31, 1998    1997       1997       1997       1996        1995           1994
                                             -------------    ----       ----       ----       ----        ----           ----
                                              (Dollars in Thousands,
                                             Except Per Share Amounts)                   (Dollars in Thousands)
                                             -------------------------   -------------------------------------------------------
STATEMENT OF OPERATIONS
Operating Revenues:
  Power generation revenue                         $43,868   $ 6,598   $  8,661   $ 50,665   $ 49,761   $  39,387      $  36,184
  Management fees
    and operation & maintenance revenue              7,059     1,437      2,713      5,395      4,986       4,326          5,677
  Equity income in partnership
    interests and other partnership income           3,285       203        212      1,320        737         245            335
                                                   -------   -------   --------   --------   --------   ---------      ---------
Total revenue                                       54,212     8,238     11,586     57,380     55,484      43,958         42,196
                                                   -------   -------   --------   --------   --------   ---------      ---------
Costs and expenses
  Operating                                         18,337     2,566      6,588     18,015     17,957      15,895         16,466
  General and administrative                         9,754     1,199      2,217      8,575      6,578       6,899          7,394
  Charge for employee and director equity
    participation programs (1)                        --        --         --          100        259         339            670
  Reorganization costs(2)                             --        --        3,978       --         --          --             --
  Fair value adjustments(2)                           --        --        4,855       --         --          --             --
  Depreciation and amortization                      7,334     1,105      3,009      8,661      9,846       9,625          8,679
  Lease expense                                      5,896       900      2,001      5,764      6,072       5,753          5,386
  (Adjustment to)/charge for impairment of
     long-lived assets                                --        --          (75)        83     87,202       1,272           --
                                                   -------   -------   --------   --------   --------   ---------      ---------
Total costs and expenses                            41,321     5,770     22,573     41,198    127,914      39,783         38,595
                                                   -------   -------   --------   --------   --------   ---------      ---------
Income/(loss) from operations                       12,891     2,468    (10,987)    16,182    (72,430)      4,175          3,601
Interest income                                      1,488       242        739      1,661      1,032       1,416          1,052
Other income                                           459         6         57        434        368         185            107
Gain on adjustment to project development
debt                                                  --        --        8,568       --         --          --             --
Interest expense                                    (8,048)   (1,260)    (7,741)   (29,591)   (26,876)    (21,778)       (18,980)
Minority interests in loss/(income) of
consolidated subsidiaries                             --        --         --         --        2,063           3            (15)
                                                   -------   -------   --------   --------   --------   ---------      ---------
 Income/(loss) before income taxes,
extraordinary
   items and cumulative effect of
accounting change                                    6,790     1,456     (9,364)   (11,314)   (95,843)    (15,999)       (14,235)
(Provision)/benefit for income taxes                (2,989)     (751)       114        272      7,512        (277)          (155)
                                                   -------   -------   --------   --------   --------   ---------      ---------
 Income/(loss) before extraordinary items and
   cumulative effect of accounting change            3,801       705     (9,250)   (11,042)   (88,331)    (16,276)       (14,390)
Extraordinary items (3)
  Gain on extinguishment of debt (net of
   income tax of $0 and $3,414 as of
November 7, 1997 and June 30, 1997,
respectively)                                         --        --       87,218      5,658       --          --             --
                                                   -------   -------   --------   --------   --------   ---------      ---------
  Income/(loss) before cumulative effect of
     accounting change                               3,801       705     77,968     (5,384)   (88,331)    (16,276)       (14,390)
Cumulative effect of accounting change (4)            --        --         --         --         --          --          (19,204)
                                                   -------   -------   --------   --------   --------   ---------      ---------
Net income/(loss)                                  $ 3,801   $   705   $ 77,968   $ (5,384)  $(88,331)  $ (16,276)     $ (33,594)
                                                   =======   =======   ========   ========   ========   =========      =========
Net income per common share,
   basic(5)                                        $   .38   $   .07       --         --         --          --             --
Cash dividends per common share                       --        --         --         --         --          --             --

                                                Reorganized Company                        Predecessor Company
                                                -------------------    ---------------------------------------------------------
                                                 Year       Nov. 8 -    July 1 -            Fiscal Year Ended June 30,
                                                 Ended      Dec. 31,    Nov. 7,   ----------------------------------------------
                                             Dec. 31, 1998    1997       1997       1997       1996        1995           1994
                                             -------------    ----       ----       ----       ----        ----           ----
                                              (Dollars in Thousands)                     (Dollars in Thousands)
                                             -------------------------   -------------------------------------------------------
OPERATING DATA:
Megawatts operated                                  272.42    335.50     335.50     342.61     343.66      379.08         329.08
Capital expenditures
  Cost of acquisitions and partnership interests   $  --     $  --     $   --     $   --     $   --     $  35,503      $  15,230
  Cost of development expenditures                    --        --         --        2,045      1,968       6,086(6)       8,319(6)
  All other capital expenditures associated with
   operating projects, including changes in other
   long-term assets, net                             2,691       375      2,430      9,226      3,460       2,288           (332)
Interest, net (7)                                    6,560     1,018      7,002     27,930     25,844      20,362         17,928
Cash interest, net (8)                               5,969     1,190      2,876      6,962      7,725       4,702          4,009
Ratios and Other Data:
EBDIAT (9)                                          20,684     3,604     (3,096)    25,613     25,376      15,696         13,166
EBDIAT/Interest, net (10)                             3.15      3.54     10,098      2,317        468       4,666          4,762
EBDIAT/Cash interest, net (10)                        3.47      3.80      5,233       3.68       3.28        3.34           3.28
Ratio of earnings to fixed charges (12)               1.73      2.18       --         --         --          --             --
Deficiency of earnings to fixed charges(11)(12)       --        --        9,387     11,350     97,417      18,850         16,429
Ratio of earnings to fixed charges
   and Preferred Stock Dividends (13)                 1.73      2.18       --         --         --          --             --
Deficiency of earnings to fixed charges
   and Preferred Stock Dividends (11)(13)             --        --       15,447     37,241    121,149      40,958         37,117

                                                Reorganized Company                 Predecessor Company
                                                -------------------      ----------------------------------------
                                                                                          June 30,
                                                Dec. 31,    Dec. 31,     ----------------------------------------
                                                 1998         1997       1997       1996        1995       1994
                                                 ----         ----       ----       ----        ----       ----
                                              (Dollars in Thousands)               (Dollars in Thousands)
                                             -------------------------   ----------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                           21,778    11,998     32,502     23,834     16,682      14,155
Current assets                                      28,535    21,361     41,003     33,041     25,454      24,649
Total assets                                       219,584   221,961    243,628    244,657    330,617     286,827
Current liabilities                                 16,143    13,345     13,924     16,061     13,602       9,990
Long-term debt                                      74,486    82,616    262,615    260,158    248,887     201,620
Mandatorily redeemable preferred stock                --        --      114,372     98,604     84,690      72,401
Stockholders' equity/(deficit)                      89,606    85,805   (189,679)  (168,627)   (66,641)    (38,414)

----------
(1) This non-cash charge accounts for the equity entitlements granted to certain key employees and certain directors pursuant to both the arrangements surrounding the conversion of the old class B common stock to old class A common stock and the vested entitlements under employment equity programs which have been canceled.
(2) These amounts were the result of the implementation of fresh start reporting. See Note 2 of the Notes to Consolidated Financial Statements.
(3) For the period from July 1, 1997 to November 7, 1997, as a result of the Plan of Reorganization, a gain on extinguishment of debt of approximately $87,218 was recorded. The fiscal year ended June 30, 1997 amount results from the purchase of a non-recourse project term loan, $14,500 at June 30, 1996, for $5,000, including certain required reserves and closing costs of approximately $500. The gain recorded is net of certain transaction costs of approximately $187 and income tax of $3,414.
(4) Represents the adoption of Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES". See Note 3 of the Notes to Consolidated Financial Statements.
(5) Share and per share data for the Predecessor Company are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.
(6) These amounts were substantially funded with proceeds from outside lenders on a non-recourse basis or sales of CHI equity securities.
(7)  Interest, net is defined as interest expense less interest income.
(8) Cash interest, net is defined as cash interest expense less cash interest income.
(9) EBDIAT is defined as income/(loss) from operations plus depreciation, amortization, other non-cash charges to income and other income. EBDIAT and EBDIAT ratios are not measures of performance or financial condition under generally accepted accounting principles, but are presented to provide additional information related to fixed charge service capability. EBDIAT should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles.
(10) Computations resulting in a ratio of less than one are disclosed as a deficiency and represent the dollar amount of EBDIAT required to attain a ratio of one-to-one.
(11) Computations resulting in a ratio of less than one are disclosed as a deficiency and represent the dollar amount of earnings required to attain a ratio of one-to-one.
(12) For the purpose of calculating the ratio of earnings to fixed charges, earnings are determined by adding fixed charges (excluding capitalized interest) to income/(loss) before provision for income taxes, extraordinary items and cumulative effect of accounting change. Fixed charges consist of interest expense, amortization of debt issuance costs and the imputed interest on the Company's Boott facility lease, which is accounted for as an operating lease. The resulting deficiencies primarily reflect non-cash charges. An analysis of such non-cash charges and the resulting ratio or deficiency adjusted for such charges follows:

                                                Reorganized Company                      Predecessor Company
                                                -------------------    ----------------------------------------------------
                                                 Year       Nov. 8 -    July 1 -          Fiscal Year Ended June 30,
                                                 Ended      Dec. 31,    Nov. 7,   -----------------------------------------
                                             Dec. 31, 1998    1997       1997       1997       1996        1995      1994
                                             -------------    ----       ----       ----       ----        ----      ----
                                              (Dollars in Thousands)                     (Dollars in Thousands)
                                             -------------------------   --------------------------------------------------
Non-cash interest                                  $  591    $   70    $ 4,865    $ 19,709   $ 18,629   $16,610   $14,629
Depreciation and amortization                       7,334     1,105      3,009       8,661      9,846     9,625     8,679
Other non-cash (gains)/charges, net                  --        --          (75)     (5,475)    87,461     1,611       670
                                                   ------    ------    -------    --------   --------   -------   -------
 Total non-cash charges                            $7,925    $1,175    $ 7,799    $ 22,895   $115,936   $27,846   $23,978
                                                   ======    ======    =======    ========   ========   =======   =======
Resulting ratio of earnings
   to fixed charges                                  2.58      3.11       1.38        1.36       1.61      1.34      1.32


(13) For the purpose of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings are determined by adding fixed charges (excluding capitalized interest) and preferred stock dividends to income/(loss) before provision for income taxes, extraordinary items and cumulative effect of accounting change. Preferred stock dividends consist of the cumulative undeclared dividends on Series F and Series G Preferred Stock and dividends and accretion on the Series H Preferred Stock. The resulting deficiencies primarily reflect non-cash charges. The analysis of such non-cash charges is the same as that set forth in the preceding footnote and the resulting ratio or deficiency adjusted for such charges follows:

                                                Reorganized Company                     Predecessor Company
                                                -------------------    ----------------------------------------------------
                                                 Year       Nov. 8 -    July 1 -          Fiscal Year Ended June 30,
                                                 Ended      Dec. 31,    Nov. 7,   -----------------------------------------
                                             Dec. 31, 1998    1997       1997      1997      1996        1995      1994
                                             -------------    ----       ----      ----      ----        ----      ----
                                                                                         (Dollars in Thousands)
                                                                                         ----------------------
Resulting ratio of earnings
   to fixed charges and
   preferred stock dividends                       2.58      3.11        --          --        --          --        --
Resulting deficiency of earnings
   to fixed charges and
   preferred stock dividends                       --        --        $2,793     $14,346    $5,213     $13,112   $13,139

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, acquisition, operation and management of energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states and one Canadian province.

     As of November 7, 1997, (the "Effective Date"), CHI adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code," ("SOP 90-7") which resulted in the creation of a new reporting entity. The accompanying financial information for the year ended December 31, 1998 and the period from November 8, 1997 to December 31, 1997 reflects the financial condition and results of operations of the new reporting entity (the "Reorganized Company") while prior period financial information relates to the former reporting entity (the "Predecessor Company").

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

     Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of December 31, 1998, the Company had a 100% ownership or long-term lease interest in 50 projects (138 megawatts), a partial ownership interest in 11 projects (99 megawatts), and operations and maintenance ("O&M") contracts with 20 projects (35 megawatts).

     On December 23, 1996, the Company sold 15 of its then 100% owned hydroelectric facilities ("CHI Maine"), located in the Northeast region. In connection with the disposition, the Company executed a contract to operate and maintain the facilities for an initial period of up to 15 years. See Note 5 to the Notes to Consolidated Financial Statements included herewith.

     On September 9, 1997, the Company terminated a power purchase agreement with the purchasing utility relating to three of its projects located in Oregon. See Note 6 to the Notes to Consolidated Financial Statements included herewith.

     CHI sells substantially all of the electric energy and capacity from its projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

     The Company seeks opportunities to provide energy-related products and services to industrial and utility customers so as to permit the Company to move away from relying exclusively on hydroelectric power ownership and operation in a business climate driven largely by legislation and regulation and the structural industry trends described in Part I Item 1, "--Hydroelectric Business."

     For purposes of the discussion of results of operations for the six months ended December 31, 1997, the results of the Predecessor Company and Reorganized Company have been combined.

POWER GENERATION REVENUE

     The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 27 years. After the expiration of such power purchase agreements, rates generally change to the purchasing utility's avoided cost for delivered energy or market rates, which are likely to be lower than expiring power purchase agreement rates. See Part I, Item 1, "Conventional Hydroelectric Projects" for a discussion of the percentage of current revenues subject to minimum fixed or scheduled rates and the percentage of current revenues subject to rates determined pursuant to avoided cost. Fluctuations in revenues and related cash flows are generally attributable to changes in projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

CERTAIN KEY OPERATING RESULTS AND TRENDS

     The information in the tables below provides an overview of certain key operating results and trends which, when read in conjunction with the narrative discussion that follows, is intended to provide an enhanced understanding of the Company's results of operations. These tables include information regarding the Company's ownership of projects by region as well as information on regional precipitation. As presented, the Company's project portfolio is concentrated in the Northeastern United States, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher than in most other regions of the country.

     This information should be read in conjunction with the December 31, 1998 Consolidated Financial Statements and the related Notes thereto, included herein.

POWER PRODUCING FACILITIES

                                           DECEMBER 31,              DECEMBER 31,                 JUNE 30,
                                              1998                      1997                        1997
                                              ----                      ----                        ----
                                      MEGAWATTS  #PROJECTS    MEGAWATTS     #PROJECTS      MEGAWATTS    #PROJECTS
                                      ---------  ---------    ---------     ---------      ---------    ---------
Northeast:
100% Ownership (1)                      90.88       29           90.88          29            90.88         29
Partial Ownership (2)                   70.77(6)     9(6)        52.37           8            52.37          8
O&M Contracts (3)                       12.02(7)    16(7)        92.16          19            92.16         19
                                       ------      ---          ------         ---           ------        ---
Total                                  173.67       54          235.41          56           235.41         56
                                       ======      ===          ======         ===           ======        ===
Southeast:
100% Ownership (1)                      27.42       13           27.42          13            27.42         13
Partial Ownership (2)                      --       --              --          --               --         --
O&M Contracts (3)                          --       --              --          --               --         --
                                       ------      ---          ------         ---           ------        ---
Total                                   27.42       13           27.42          13            27.42         13
                                       ======      ===          ======         ===           ======        ===
West:
100% Ownership (1)                       5.38        3           5.38(4)        3(4)           5.48          4
Partial Ownership (2)                    4.20        1            4.20           1             4.20          1
O&M Contracts (3)                       18.80        3           19.08           4            19.08          4
                                       ------      ---          ------         ---           ------        ---
Total                                   28.38        7           28.66           8            28.76          9
                                       ======      ===          ======         ===           ======        ===
Northwest:
100% Ownership (1)                      14.61(8)     5(8)        14.71(5)       6(5)          21.72          9
Partial Ownership (2)                   24.00(9)     1(9)        24.96           2            24.96          2
O&M Contracts (3)                        4.34        1            4.34           1             4.34          1
                                       ------      ---          ------         ---           ------        ---
Total                                   42.95        7           44.01           9            51.02         12
                                       ======      ===          ======         ===           ======        ===
Total:
100% Ownership (1)                     138.29       50          138.39          51           145.50         55
Partial Ownership (2)                   98.97       11           81.53          11            81.53         11
O&M Contracts (3)                       35.16       20          115.58          24           115.58         24
                                       ------      ---          ------         ---           ------        ---
Total                                  272.42       81          335.50          86           342.61         90
                                       ======      ===          ======         ===           ======        ===

----------
(1)  Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4)  Reflects the sale of one project (0.10 megawatts) on July 17, 1997.
(5) Reflects the decommissioning of three projects (7.01 megawatts) on September 9, 1997.
(6) Reflects the addition of one project (18.40 megawatts) on November 11, 1998.
(7) Reflects the loss of three O&M contracts (80.14 megawatts) on October 31, 1998.
(8)  Reflects the sale of one project (0.10 megawatts) on December 31, 1998.
(9)  Reflects the dissolution of one project (0.96 megawatts) on June 18, 1998.

SELECTED OPERATING INFORMATION(1)

                                            TWELVE          SIX MONTHS                           TWELVE
                                         MONTHS ENDED         ENDED         TWELVE MONTHS     MONTHS ENDED
                                           DEC. 31,          DEC. 31,           ENDED            JUNE 30,
                                             1998            1997(3)        JUNE 30, 1997         1996
                                         -------------    -------------     -------------     ------------
Power generation revenues (thousands)      $ 43,868         $ 15,259          $ 50,665         $ 49,761
Kilowatt hours produced (thousands)         585,112          209,453           663,920          647,664
Average rate per kilowatt hour                  7.5(cent)        7.3(cent)         7.6(cent)        7.7(cent)(2)

----------
(1)  Limited to projects included in consolidated revenues.
(2) Excluding results of the CHI Maine projects, the average rate per kilowatt hour was 7.6(cent)for the twelve months ended June 30, 1996.
(3) Comprised of results of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.

     As the above tables indicate, the Company's portfolio of operating projects may fluctuate from year to year in terms of total operating megawatts. The Company expects to develop, acquire, sell, or discontinue operations of certain projects, as it has in the past, if it perceives such action to be beneficial. In the case of O&M contracts, such contracts are subject to termination for a variety of reasons. The total number of operating megawatts in the Company's portfolio is not necessarily indicative of overall financial results. In October 1998 the Company experienced an estimated loss of $0.3 million per year in revenue resulting from the discontinuation of three O&M contracts for 80.14 MW of capacity. However, an estimated gain of $1.0 million in annual revenue resulted from the November 1998 addition of an 18.40 MW hydroelectric project to its portfolio. In addition, the Company's industrial infrastructure business may or may not involve the ownership or operation of electric generation facilities, and therefore may have a material impact on future revenues without a corresponding increase in operating megawatts.

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

WATER FLOW BY REGION (1)

                                         SIX MONTHS
                     TWELVE MONTHS          ENDED           TWELVE MONTHS        TWELVE MONTHS
                         ENDED            DEC. 31,              ENDED                ENDED
                     DEC. 31, 1998         1997(2)          JUNE 30, 1997        JUNE 30, 1996
                     --------------    ----------------    -----------------    ----------------
Northeast               Average         Below Average       Above Average        Above Average
Southeast            Below Average      Below Average          Average              Average
West                 Above Average      Below Average       Below Average        Above Average
Northwest            Above Average      Above Average       Above Average        Above Average

----------
(1) These determinations were made based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.
(2) Determination based on water flows of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.

     Production of energy by the Company is typically greatest in January through June when water flow is at its highest at most of the Company's projects, and lowest in July through September. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

     The following tables, which present revenues from power sales and kilowatt hour production by quarter, respectively, highlight the seasonality of the Company's revenue stream. These tables should be reviewed in conjunction with the water flow information included above.

POWER GENERATION REVENUES (IN THOUSANDS)(1)

                                               SIX MONTHS         TWELVE MONTHS       TWELVE MONTHS
                         TWELVE MONTHS            ENDED               ENDED               ENDED
                             ENDED              DEC. 31,            JUNE 30,             JUNE 30,
                         DEC. 31, 1998           1997(4)           1997(2)(5)           1996(2)(6)
                        ----------------     ---------------     ---------------     ---------------
                           $        %           $       %           $       %            $        %
   Jan. 1 - Mar. 31      14,712     33.6       --        --      15,078    29.8       15,744(3) 31.6
   Apr. 1 - Jun. 30      14,185     32.3       --        --      13,461    26.5       16,299(3) 32.8
   Jul. 1 - Sep. 30       8,259     18.8      6,422     N/A       8,855    17.5        5,363    10.8
   Oct. 1 - Dec. 31       6,712     15.3      8,837     N/A      13,271    26.2       12,355    24.8
                         ------    -----     ------     ---      ------   -----       ------   -----
   Total                 43,868    100.0     15,259     N/A      50,665   100.0       49,761   100.0
                         ======    =====     ======     ===      ======   =====       ======   =====

----------
(1)  Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $840 and $604 representing claims for lost generation recoverable from an insurance company for the twelve months ended June 30, 1996 and 1997, respectively.
(3) Includes $1,763 and $1,744 of power generation revenues from the CHI Maine projects, which were sold on December 23, 1996 for the three months ended March 31, 1996 and June 30, 1996, respectively.
(4) Comprised of results of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.
(5) Comprised of the period from July 1 - December 31, 1996 and January 1 - June 30, 1997.
(6) Comprised of the period from July 1 - December 31, 1995 and January 1 - June 30, 1996.
KILOWATT HOURS ("KWH") PRODUCED (IN THOUSANDS)(1)

                                              SIX MONTHS         TWELVE MONTHS        TWELVE MONTHS
                         TWELVE MONTHS           ENDED               ENDED                ENDED
                             ENDED             DEC. 31,             JUNE 30,             JUNE 30,
                         DEC. 31, 1998          1997(4)            1997(2)(5)           1996(2)(6)
                        ----------------    ----------------    ----------------     ----------------
                           KWH     %           KWH     %          KWH       %           KWH       %
                           ---     -           ---     -          ---       -           ---       -
   Jan. 1 - Mar. 31      192,355   32.9           --    --        193,576   29.2      195,540(3) 30.2
   Apr. 1 - Jun. 30      191,969   32.8           --    --        178,824   26.9      211,440(3) 32.7
   Jul. 1 - Sep. 30      108,649   18.6        95,852   N/A       125,197   18.9       80,596    12.4
   Oct. 1 - Dec. 31       92,139   15.7       113,601   N/A       166,323   25.0      160,088    24.7
                         -------  -----       -------   ---       -------  -----      -------   -----
   Total                 585,112  100.0       209,453   N/A       663,920  100.0      647,664   100.0
                         =======  =====       =======   ===       =======  =====      =======   =====

----------
(1)  Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 15,335 and 9,412 kWh of the business interruption revenue recoverable as a result of insurance claims for the twelve months ended June 30, 1996 and 1997, respectively.
(3) Includes production of 19,310 and 19,106 kWh from the CHI Maine projects, which were sold on December 23, 1996, for the three months ended March 31, 1996 and June 30, 1996, respectively.
(4) Comprised of kilowatt hours produced from July 1, 1997 through November 7, 1997 for the Predecessor Company and from November 8, 1997 through December 31, 1997 for the Reorganized Company
(5) Comprised of the period from July 1 - December 31, 1996 and January 1 - June 30, 1997.
(6) Comprised of the period from July 1 - December 31, 1995 and January 1 - June 30, 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

OPERATING REVENUES

     POWER GENERATION REVENUE. The Company's power generation revenue decreased by $6.8 million (13.4%) from $50.7 million to $43.9 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. Excluding the effects of the sale of CHI Maine on December 23, 1996, power generation revenue decreased by $4.9 million (10.0%), from $48.8 million to $43.9 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively.

     The Northeast region experienced decreased revenues of $3.4 million primarily as a result of above average water flows throughout the region during the fiscal year ended June 30, 1997 as compared to average water flows during the year ended December 31, 1998, coupled with lost generation at four of its New York sites for six months as a result of a severe ice storm which crippled the Northeastern United States and Southern Quebec during January 1998.

     The Southeast region experienced decreased revenues of $1.4 million primarily as a result of average water flows throughout the region during the fiscal year ended June 30, 1997 as compared to below average water flows during the year ended December 31, 1998 and the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The West and Northwest regions (combined) experienced a minimal decrease of $0.1 million.

     The average rate earned by the Company decreased by 0.1(cent) (1.3%) from 7.6(cent) to 7.5(cent) in the fiscal year ended June 30, 1997 versus the year ended December 31, 1998, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     MANAGEMENT FEES AND OPERATIONS & MAINTENANCE REVENUES. Management fees and operations & maintenance revenues increased by $1.7 million (31.5%) from $5.4 million to $7.1 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. Excluding the addition of the CHI Maine O&M contract on December 23, 1996, management fees and operations & maintenance revenues increased by $0.5 million (10.2%) from $4.9 million to $5.4 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively, primarily due to increased levels of rebillable work performed during the year ended December 31, 1998 versus the fiscal year ended June 30, 1997.

     EQUITY INCOME IN PARTNERSHIP INTERESTS AND OTHER PARTNERSHIP INCOME. Equity income in partnership interests and other partnership income increased by $2.0 million (153.8%) from $1.3 million to $3.3 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively, primarily due to an increased distribution of $1.0 million received from a minority owned partnership which owns a hydroelectric project located in the Northeast and a $0.9 million one-time cash distribution received in connection with the dissolution of a partnership in the West, in which the Company had general and limited partnership interests.

COSTS AND EXPENSES

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $1.2 million (14.0%) from $8.6 million to $9.8 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. The increase is primarily due to (i) a $1.7 million increase in development expenditures associated with the industrial infrastructure business; (ii) a $1.2 million increase in salaries and benefits, including a $0.7 million severance accrual; and (iii) a $0.7 million increase in net worth and franchise taxes due to the Company's improved financial position; offset by a $2.4 million decrease resulting from the accrual of reorganization expenses during the fiscal year ended June 30, 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased by $1.4 million (16.1%) from $8.7 million to $7.3 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively, due to the revaluation of the Company's assets in conjunction with the adoption of fresh start reporting.

INTEREST EXPENSE

     Interest expense decreased by $21.6 million (73.0%) from $29.6 million to $8.0 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. The decrease was primarily due to the cessation of accruing interest on CHI's 12% Senior Discount Notes due 2003, Series B (the "Senior Discount Notes") as of September 15, 1997, the date CHI commenced its case under chapter 11 of Bankruptcy Code. See Note 1 of the Notes to Consolidated Financial Statements.

INCOME TAXES

     The Company's effective income tax rate was 44.0% on net income for the year ended December 31, 1998. The effective rate was higher than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit and current state tax liability. The Company's effective income tax rate was 2.4% on loss before extraordinary items for the fiscal year ended June 30, 1997. The effective rate on loss before extraordinary items was lower than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit. In addition, for the fiscal year ended June 30, 1997, the effective income tax rate of 37.6% on the extraordinary gain was higher than the federal statutory rate primarily due to current state tax liability.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

OPERATING REVENUES

     POWER GENERATION REVENUE. The Company's power generation revenue decreased by $6.8 million (30.8%) from $22.1 million to $15.3 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the effects of the sale of CHI Maine on December 23, 1996, power generation revenue decreased by $4.9 million (24.3%) from $20.2 million to $15.3 million for the six months ended December 31, 1996 and 1997, respectively.

     The Northeast region experienced decreased revenues of $4.0 million due to below average water flows and precipitation for the six months ended December 31, 1997 as compared to above average water flows for the six months ended December 31, 1996.

     The Southeast region experienced decreased revenues of $0.4 million due to below average water flows and precipitation for the six months ended December 31, 1997, as compared to average water flows and precipitation for the six months ended December 31, 1996.

     The West and the Northwest regions (combined) experienced decreased revenues of $0.5 million due to the decommissioning of three projects totaling
7.01 megawatts. See Note 6 of the Notes to Consolidated Financial Statements.

     The average rate earned by the Company decreased by 0.3(cent) (3.9%) from 7.6(cent) to 7.3(cent) per kilowatt hour for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of CHI Maine, revenue per kilowatt hour decreased by 0.6(cent) (7.6%) from 7.9(cent) to 7.3(cent) for the six months ended December 31, 1996 and 1997, respectively, primarily as a result of variations in the production mix and contract rates among the various projects. In addition, due to the decommissioning of three projects, approximately 3.5 million kilowatt hours of production were sold at a rate of 0.8(cent) per kilowatt hour during the six months ended December 31, 1997, while the average rate for these projects during the six months ended December 31, 1996 was 7.7(cent) per kilowatt hour.

     MANAGEMENT FEES AND OPERATIONS & MAINTENANCE REVENUES. Management fees and O&M contract revenue increased by $1.4 million (51.9%), from $2.7 million to $4.1 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the addition of the CHI Maine O&M contract, management fees and O&M contract revenue increased $0.8 million (29.6%) from $2.7 million to $3.5 million for the six months ended December 31, 1996 and 1997, respectively. The increase was primarily due to an increase in O&M rebillable contract costs and a generation incentive bonus.

COSTS AND EXPENSES

     OPERATING EXPENSES. Operating expenses increased by $0.3 million (3.4%) from $8.9 million to $9.2 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the CHI Maine projects and the 1997 addition of the CHI Maine O&M contract, operating expenses increased $0.6 million (7.4%) from $8.1 million to $8.7 million for the six months ended December 31, 1996 and 1997, respectively. This increase was primarily due to (i) an increase in O&M rebillable contract costs; and (ii) an increase in non-recurring maintenance and supplies, partially offset by (i) a decrease in travel expense; and (ii) a decrease in the provision for uncollectable accounts receivable.

     REORGANIZATION COSTS. Reorganization costs amounted to $4.0 million for the six months ended December 31, 1997. These costs represent (i) $1.5 million of fees and expenses for the Company's financial, legal, and other professional advisors associated with the Company's financial restructuring and the legal counsel representing the holders of the Company's then-existing Senior Discount Notes and (ii) a $2.5 million non-cash write-off of loan acquisition costs related to the Senior Discount Notes.

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

INTEREST EXPENSE

     Interest expense decreased by $5.7 million (38.8%) from $14.7 million to $9.0 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the CHI Maine projects, interest expense decreased by $5.6 million (38.4%) from $14.6 million to $9.0 million for the six months ended December 31, 1996 and 1997, respectively. The decrease is primarily due to the cessation of accruing interest on the Senior Discount Notes as of September 15, 1997. See Note 1 of the Notes to Consolidated Financial Statements.

EXTRAORDINARY GAIN

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

COSTS AND EXPENSES

     OPERATING EXPENSES. Operating expenses increased by $0.1 million (0.6%) from $17.9 million to $18.0 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the effects of the sale of the CHI Maine projects and the addition of the CHI Maine O&M contract, operating expenses increased by $0.4 million (2.3%), from $17.2 million to $17.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase was primarily due to
(i) an increase in revenue related expenses resulting from increased power generation; (ii) an increase in insurance premiums; (iii) an increase in the provision for uncollectable accounts receivable and (iv) smaller increases in other operating costs, partially offset by: (i) a decrease in salaries and benefits resulting from a decrease in operating employees in the West region, coupled with an increase in the allocation of company-wide operating labor charged to capitalized projects; (ii) a decrease in expenses related to insurance deductibles during the current fiscal year and (iii) a decrease in non-recurring environmental and regulatory expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.0 million (30.3%) from $6.6 million to $8.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase was primarily due to: (i) costs associated with the formulation of financial restructuring options for the Company; (ii) the effect of expensing, rather than capitalizing, certain pumped storage business development costs for the six months ended December 31, 1996 and (iii) an increase in other business development costs, partially offset by (i) a decrease in administrative salaries and benefits resulting from a reduction in severance accruals made for a former officer of the Company and
(ii) a decrease in industry related membership dues.

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

     SFAS 121 - ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Included in the impairment charge was an amount related to certain assets to be disposed of. During the fiscal year ended June 30, 1997, the carrying value of certain of those assets was adjusted upward by $0.7 million to reflect the actual sale price of the assets. In addition, the Company wrote down the carrying values of certain development costs and certain of its conventional hydroelectric assets held for disposal resulting in a combined impairment charge of $0.8 million. Each of the above described adjustments has been included in charge for impairment of long-lived assets on the Statement of Operations for the fiscal year ended June 30, 1997.

INTEREST EXPENSE

     Interest expense increased by $2.7 million (10.0%), from $26.9 million to $29.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. Excluding the fiscal year ended June 30, 1996 results of the CHI Maine projects, interest expense increased by $2.8 million (10.4%) from $26.8 million to $29.6 million for the fiscal years ended June 30, 1996 and 1997, respectively. The increase is primarily due to the increasing principal balance of the Company's Senior Discount Notes which resulted in a corresponding increase in interest expense and the effect of expensing interest on loans related to pumped storage development for the six months ended December 31, 1996, which had previously been capitalized during the six months ended December 31, 1995.

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

INCOME TAXES

     The Company's effective income tax rate was 2.4% on loss before extraordinary items for the fiscal year ended June 30, 1997. The effective rate on loss before extraordinary items was lower than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit. In addition, for the fiscal year ended June 30, 1997, the effective income tax rate of 37.6% on the extraordinary gain was higher than the federal statutory rate primarily due to current state tax liability. The Company's effective income tax rate was 7.8% on net loss for the fiscal year ended June 30, 1996. The effective rate was lower than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

     On October 30, 1996, the Company arranged to have a financial institution purchase a $13.8 million non-recourse project term loan (the "Old Loan") relating to four of its existing hydroelectric projects for $5.0 million, including certain required reserves and closing costs of $0.5 million (the "New Loan"). An additional $2.0 million credit facility was also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of CHI was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company has recorded a $5.7 million Extraordinary gain on extinguishment of debt, net of certain transaction costs of approximately $0.2 million and income tax of $3.4 million, on its Statement of Operations for the fiscal year ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the Consolidated Financial Statements and related Notes thereto, the cash flow of the Company was comprised of the following:

                                                REORGANIZED COMPANY                          PREDECESSOR COMPANY
                                         ---------------------------------    ------------------------------------------------
                                                  (IN THOUSANDS)                               (IN THOUSANDS)
                                         TWELVE MONTHS        NOV. 8 -         JULY 1 -        TWELVE MONTHS     TWELVE MONTHS
                                             ENDED            DEC. 31,         NOV. 7,             ENDED             ENDED
                                         DEC. 31, 1998          1997             1997          JUNE 30, 1997     JUNE 30, 1996
                                         --------------     --------------    -----------     --------------    --------------
   Net cash provided by/(used in)
      Operating activities.........         18,176            $  2,327        $ (1,457)           $14,172           $16,750
      Investing activities.........         (1,737)               (876)           (425)               731            (5,720)
      Financing activities.........         (6,659)            (10,718)         (9,355)            (6,235)           (3,878)
                                           -------            --------        --------            -------           -------
   Net increase/(decrease) in cash
   and cash equivalents............        $ 9,780            $ (9,267)       $(11,237)           $ 8,668           $ 7,152
                                           =======            ========        ========            =======           =======

     The Company's primary source of liquidity is internally generated cash from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 1999. Available external sources of liquidity include a $15.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of March 25, 1999, no revolving loans have been drawn under the facility; however, $5.7 million of letters of credit have been issued and therefore $9.3 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

     For the year ended December 31, 1998, the cash provided by operating activities of $18.2 million was principally the result of the $13.4 million of net income adjusted for non-cash items, and $4.8 million of cash generated from a change in operating assets and liabilities, including the collection of a $1.6 million receivable related to an insurance claim offset by non-recurring payments of $0.2 million for reorganization items. Other significant non-cash items include $7.3 million of depreciation and amortization, a $2.5 million provision relating to deferred tax liabilities and $0.7 million of non-cash interest and other charges. The cash used in investing activities of $1.7 million was primarily attributable to $3.1 million of capital expenditures, offset by $0.9 million of net cash proceeds received from the sale of assets and a $0.4 million decrease in investments and other long-term assets. The cash used in financing activities of $6.7 million was due to the repayment of project debt.

     Cash provided by operating activities increased by $4.0 million for the year ended December 31, 1998 as compared to the fiscal year ended June 30, 1997. The increase resulted from a difference in cash generated from operating assets and liabilities of $7.1 million, offset by a decrease in net income adjusted for non-cash items of $3.1 million. The difference in net income adjusted for non-cash items is mainly attributed to a reduction in operating revenues of $3.2 million. Cash provided by changes in operating assets and liabilities included a one-time cash inflow due to receipt of payment from a $1.6 million insurance claim during the year ended December 31, 1998.

SUMMARY OF INDEBTEDNESS (IN THOUSANDS)

                                                   REORGANIZED COMPANY                   PREDECESSOR COMPANY
                                         -------------------------------------   --------------------------------------
                                         PRINCIPAL AMOUNT    OUTSTANDING AS OF    PRINCIPAL AMOUNT OUTSTANDING AS OF
                                             DEC. 31,            DEC. 31,             JUNE 30,               JUNE 30,
                                               1998                1997                 1997                   1996
                                         ----------------    -----------------   ------------------        ------------
  Company debt, excluding non-recourse
     debt of subsidiaries                    $   --             $   --               $ 169,813              $ 151,131
  Non-recourse debt of subsidiaries            80,813             87,971               100,268                115,489
  Current portion of long-term debt            (6,327)            (5,355)               (7,466)                (6,462)
                                             --------           --------             ---------              ---------
     Total long-term debt obligations        $ 74,486           $ 82,616             $ 262,615              $ 260,158
                                             ========           ========             =========              =========

     In October 1993, Den norske Bank AS ("DnB"), provided the Company with a $20.0 million unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. On December 3, 1996, the Company amended the DnB Facility, which, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from approximately $5.9 million at June 30, 1996 to zero at June 30, 1998 and limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. The DnB Facility expired on June 22, 1998.

     In March 1998, the Company obtained a $15.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 1999 (the "New Facility") which replaced the DnB Facility. The Company may use proceeds available under the New Facility to support its development, acquisition and operating activities. Upon expiration of the New Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime + 1.5%. As of March 25, 1999, no revolving loans have been drawn under the New Facility and $5.7 million of letters of credit have been issued and are outstanding.

     On March 20, 1997, the Company, at a meeting with certain holders of the Senior Discount Notes (the "Bondholders"), announced an outline for its current business strategy and made a proposal to restructure its outstanding debt and equity. Subsequently, the Bondholders formed a committee to discuss a possible restructuring with the Company (the "Unofficial Bondholders' Committee"). On June 4, 1997, CHI reached an agreement in principle with the Unofficial Bondholders' Committee on the terms of the plan of reorganization ("Plan of Reorganization"). On August 8, 1997, pursuant to a disclosure statement dated August 8, 1997, CHI commenced the solicitation of votes from holders of Senior Discount Notes and holders of the 13 1/2% Cumulative Redeemable Preferred Stock, 8% Senior Convertible Voting Preferred Stock and 9 1/2% Junior Convertible Voting Preferred Stock (collectively the "Old Preferred Stock") for the acceptance or rejection of the Plan of Reorganization.

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

     Under the Plan of Reorganization, CHI's Senior Discount Notes were converted into, among other things, $15.0 million in cash and 100% of the shares of CHI's new common stock issued on the Effective Date (the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described as follows); the holders of Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock (the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. In addition, certain members of CHI's senior management team entered into new employment agreements in connection with the restructuring.

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

     The Company's year 2000 plan addresses all information technology ("IT") systems, including proprietary and third party software, as well as non-IT systems, including the embedded technology in various devices operated by the Company. Testing of IT hardware and software systems, which is 90% complete, is scheduled to be completed by June 30, 1999. Testing performed to date, including correspondence with approximately 90% of the Company's significant vendors, has revealed that all of the Company's vendors are currently year 2000 compliant or will be compliant by September 30, 1999, and that the Company's current systems are either compliant or are scheduled to be upgraded by September 30, 1999. The Company has queried all of its customers as to the status of year 2000 compliance and expects to receive remaining responses by June 30, 1999. Responses received to date indicate that the applicable customers are year 2000 compliant. In the event any of the Company's customers are not year 2000 compliant, there is a possibility that the Company would not be able to deliver power to such customers. However, substantially all of the Company's customers are contractually obligated to purchase generated power pursuant to take or pay power purchase agreements, and the Company has adequate systems to measure any generation the customer's system may not have recorded, so there is minimal risk of lost revenues to the Company. In accordance with the plan, testing of non-IT automated operational systems, which is 70% complete, is scheduled to be completed by June 30, 1999. Testing performed to date has revealed that the logic controller embedded in the automated operational systems is not date sensitive.

     The costs incurred to date in relation to the Company's year 2000 plan are approximately fifteen thousand dollars and future costs are estimated at forty-five thousand dollars, including internal labor. Management does not expect any significant exposure in the event of year 2000 non-compliance by third party vendors or customers; therefore, a formal contingency plan is not required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (POST-EMERGENCE)

To the Board of Directors
and Stockholders of CHI Energy, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CHI Energy, Inc., (formerly Consolidated Hydro, Inc. (CHI) and its subsidiaries (collectively, the "Company") at December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998 and the eight weeks ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

New York, New York
March 17, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (PRE-EMERGENCE)

To the Board of Directors
and Stockholders of CHI Energy, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.) and its subsidiaries (collectively, the "Company") at June 30, 1997, and the results of their operations, stockholders' equity (deficit) and their cash flows for the eighteen weeks ended November 7, 1997 and for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

New York, New York
March 27, 1998

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)

                                                                       REORGANIZED COMPANY            PREDECESSOR COMPANY
                                                                     ----------------------    -----------------------------------
                                                                     YEAR ENDED   NOV. 8 TO    JULY 1 TO       FISCAL YEAR ENDED
                                                                      DEC. 31      DEC. 31       NOV. 7      JUNE 30,     JUNE 30,
                                                                      1 9 9 8      1 9 9 7      1 9 9 7      1 9 9 7      1 9 9 6
                                                                     ---------    ---------    ---------    ---------    ---------
Operating revenues:
    Power generation revenue                                         $  43,868    $   6,598    $   8,661    $  50,665    $  49,761
    Management fees and operations & maintenance revenues                7,059        1,437        2,713        5,395        4,986
    Equity income in partnership interests and other
      partnership income                                                 3,285          203          212        1,320          737
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                        54,212        8,238       11,586       57,380       55,484
                                                                     ---------    ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
    Operating                                                           18,337        2,566        6,588       18,015       17,957
    General and administrative                                           9,754        1,199        2,217        8,575        6,578
    Charge for employee and director equity participation programs        --           --           --            100          259
    Reorganization costs                                                  --           --          3,978         --           --
    Fair value adjustments                                                --           --          4,855         --           --
    Depreciation and amortization                                        7,334        1,105        3,009        8,661        9,846
    Lease expense to a related party                                                               1,274        3,549        3,532
    Lease expense to unrelated parties                                   5,896          900          727        2,215        2,540
    (Adjustment to)/charge for impairment of long-lived assets             --           --            (75)          83       87,202
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                        41,321        5,770       22,573       41,198      127,914
                                                                     ---------    ---------    ---------    ---------    ---------

         Income/(loss) from operations                                  12,891        2,468      (10,987)      16,182      (72,430)

INTEREST INCOME                                                          1,488          242          739        1,661        1,032
OTHER INCOME                                                               459            6           57          434          368
GAIN ON ADJUSTMENT TO PROJECT DEVELOPMENT DEBT                            --           --          8,568         --           --
INTEREST EXPENSE ON INDEBTEDNESS TO RELATED PARTIES                                               (2,752)     (10,519)      (9,927)
INTEREST EXPENSE ON INDEBTEDNESS TO UNRELATED PARTIES                   (8,048)      (1,260)      (4,989)     (19,072)     (16,949)
MINORITY INTERESTS IN LOSS OF CONSOLIDATED SUBSIDIARIES                   --           --           --           --          2,063
                                                                     ---------    ---------    ---------    ---------    ---------
          Income/(loss) before (provision)/benefit for
            income taxes and extraordinary item                          6,790        1,456       (9,364)     (11,314)     (95,843)
                                                                     ---------    ---------    ---------    ---------    ---------

(PROVISION)/BENEFIT  FOR INCOME TAXES                                   (2,989)        (751)         114          272        7,512

          Income/(loss) before extraordinary item                        3,801          705       (9,250)     (11,042)     (88,331)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (NET OF INCOME TAX OF
         ZERO AND $3,414 AS OF NOVEMBER 7 AND JUNE 30, 1997,
         RESPECTIVELY)                                                    --           --         87,218        5,658         --
                                                                     ---------    ---------    ---------    ---------    ---------
          NET INCOME/(LOSS)                                          $   3,801    $     705    $  77,968    $  (5,384)   $ (88,331)
                                                                     =========    =========    =========    =========    =========


NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK:
    Net income/(loss)                                                $   3,801    $     705    $  77,968    $  (5,384)   $ (88,331)
    Dividends declared on preferred stock                                 --           --         (3,370)     (14,911)     (13,057)
    Accretion of preferred stock                                          --           --           (179)        (857)        (857)
    Undeclared dividends on cumulative preferred stock                    --           --         (2,511)     (10,123)      (9,818)
                                                                     ---------    ---------    ---------    ---------    ---------
                                                                     $   3,801    $     705    $  71,908    $ (31,275)   $(112,063)
                                                                     =========    =========    =========    =========    =========

BASIC AND DILUTED NET INCOME PER COMMON SHARE (A)                    $    0.38    $   0.07
                                                                     =========    ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (A)                        10,000,000  10,000,000
                                                                    ==========  ==========


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

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)

                                                                                                                       PREDECESSOR
                                                                                                REORGANIZED COMPANY      COMPANY
                                                                                               DEC. 31,     DEC. 31,     JUNE 30,
                                                                                               1 9 9 8      1 9 9 7      1 9 9 7
                                                                                              ---------    ---------    ---------
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                      $  16,106    $   6,869    $  24,247
  Cash and cash equivalents restricted                                                            5,672        5,129        8,255
  Accounts receivable, net of allowance for doubtful accounts of $443, $439
    and $382, respectively                                                                        4,728        7,957        6,803
  Prepaid expenses and other current assets                                                       2,029        1,406        1,698
                                                                                              ---------    ---------    ---------
      Total current assets                                                                       28,535       21,361       41,003

PROPERTY, PLANT AND EQUIPMENT, NET                                                               92,331       93,692      125,954
FACILITIES UNDER DEVELOPMENT                                                                          -            -          100
REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                  11,805       17,300            -
INTANGIBLE ASSETS, NET                                                                           45,535       47,800       47,785
ASSETS TO BE DISPOSED OF                                                                              -            -        1,914
INVESTMENTS AND OTHER ASSETS                                                                     41,378       41,808       26,872
                                                                                              ---------    ---------    ---------
                                                                                              $ 219,584    $ 221,961    $ 243,628
                                                                                              =========    =========    =========

             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                       $   9,816    $   7,990    $   6,458
  Current portion of longterm debt payable to a related party                                         -            -        3,234
  Current portion of longterm debt and obligations under capital leases payable
    to unrelated parties                                                                          6,327        5,355        4,232
                                                                                              ---------    ---------    ---------
      Total current liabilities                                                                  16,143       13,345       13,924

LONGTERM DEBT PAYABLE TO RELATED PARTIES                                                              -            -       90,918
LONGTERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES PAYABLE TO UNRELATED PARTIES                  74,486       82,616      171,697
DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONGTERM LIABILITIES                               39,349       40,195       42,396
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE, AT REDEMPTION
  VALUE OF $1,000 PER SHARE, JUNIOR IN LIQUIDATION PREFERENCE TO SERIES F
PREFERRED STOCK:
    Series H, 136,950 shares authorized, issued and outstanding ($119,923
     liquidation preference at June 30, 1997), canceled on November 7, 1997                           -            -      114,372
                                                                                              ---------    ---------    ---------
          Total liabilities and mandatorily redeemable preferred stock                          129,978      136,156      433,307
                                                                                              ---------    ---------    ---------
STOCKHOLDERS' EQUITY/(DEFICIT):
  PREFERRED STOCK, $.01 PAR VALUE, AT REDEMPTION VALUE OF $1,000 PER SHARE:
    Series F, 56,279 shares authorized issued and outstanding at June 30, 1997
       ($56,279 liquidation preference at June 30, 1997), canceled on Nov. 7, 1997                    -            -     49,356
    Series G, 56,279 shares authorized issued and outstanding at June 30, 1997
       ($56,279 liquidation preference at June 30, 1997), canceled on Nov. 7, 1997                    -            -     49,356
  PREFERRED STOCK, $.01 PAR VALUE, 10,000,000 SHARES AUTHORIZED, NO SHARES ISSUED                     -            -          -
  COMMON STOCK, $.001 PAR VALUE
    Class A common stock, $.001 par value, 9,000,000 shares authorized, 3,831,683 unissued shares reserved, 1,834,235 shares issued and 1,285,762 shares
       outstanding at June 30, 1997, canceled on Nov. 7, 1997                                         -            -          2
    Class B common stock, $.001 par value, 1,000,000 shares authorized, 246,510
       unissued shares reserved, no shares issued and outstanding, canceled on Nov. 7, 1997           -            -          -
  COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES AUTHORIZED
    Class A common stock, 9,085,290 shares issued and outstanding at December 31,
      1998 and 1997                                                                                  91           91          -
    Class B common stock, 914,710 shares issued and outstanding at December 31,
      1998 and 1997                                                                                   9            9          -
  ADDITIONAL PAIDIN CAPITAL, INCLUDING $2,064 RELATED TO WARRANTS AT DECEMBER 31,
    1998 AND 1997 AND $5,966 RELATED TO WARRANTS AT JUNE 30, 1997                                85,000       85,000       13,497
  RETAINED EARNINGS/(ACCUMULATED DEFICIT)                                                         4,506          705     (280,579)
                                                                                              ---------    ---------    ---------
                                                                                                 89,606       85,805     (168,368)
     Less: Deferred compensation                                                                      -            -         (250)
              Treasury stock (common: 548,473 shares at June 30, 1997), at cost,
                canceled on November 7, 1997                                                          -            -      (21,061)
                                                                                              ---------    ---------    ---------
        Total stockholders' equity/(deficit)                                                     89,606       85,805     (189,679)
                                                                                              ---------    ---------    ---------
                                                                                              $ 219,584    $ 221,961    $ 243,628
                                                                                              =========    =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (Amounts in thousands except share amounts)

                                                         PREFERRED STOCK           COMMON STOCK
                                                         ---------------           ------------                      RETAINED
                                                        NUMBER                    NUMBER              ADDITIONAL     EARNINGS
                                                       OF SHARES   REPORTED      OF SHARES     PAR     PAID-IN     (ACCUMULATED
                                                      OUTSTANDING   AMOUNT      OUTSTANDING   VALUE    CAPITAL       DEFICIT)
                                                      -----------  --------     -----------   -----   ----------   ------------
PREDECESSOR COMPANY
BALANCE JUNE 30, 1995                                    110,000   $ 98,712      1,278,698    $   2    $ 13,497     $ (157,182)
  Annual dividend of $95.34 per share,
    mandatorily redeemable Series H Preferred                                                                          (13,057)
  Accretion of Series H Preferred                                                                                         (857)
  Issuance of Class A common stock, $.001 par value                                  7,064
  Recognition of board of directors and employee
    compensation expense related to the issuance
    of common stock
  Compensation expense related to conversion of
    Performance Unit Plan to Stock Option Plan in 1993
  Net loss                                                                                                             (88,331)
                                                        --------   --------     ----------    -----    --------     ----------
BALANCE JUNE 30, 1996                                    110,000     98,712      1,285,762        2      13,497       (259,427)
  Annual dividend of $108.88 per share,
    mandatorily redeemable Series H Preferred                                                                          (14,911)
  Accretion of Series H Preferred                                                                                         (857)
  Recognition of employee compensation
    expense related to the issuance of
    common stock
  Issuance of preferred stock                              2,558
  Net loss                                                                                                              (5,384)
                                                        --------   --------     ----------    -----    --------     ----------
BALANCE JUNE 30, 1997                                    112,558     98,712      1,285,762        2      13,497       (280,579)
  Dividend of $24.63 per share, mandatorily
    redeemable Series H Preferred  July 1, 1997
    to September 14, 1997                                                                                               (3,370)
  Accretion of Series H Preferred                                                                                         (179)
  Net income                                                                                                            77,968
  Fair value adjustments                                (112,558)   (98,712)     8,714,238       98      71,503        206,160
                                                        --------   --------     ----------    -----    --------     ----------
REORGANIZED COMPANY

BALANCE NOVEMBER 7, 1997                                      --         --     10,000,000      100      85,000             --
  Net income                                                                                                               705
                                                        --------   --------     ----------    -----    --------     ----------
BALANCE DECEMBER 31, 1997                                     --         --     10,000,000      100      85,000            705
  Net income                                                                                                             3,801
                                                        --------   --------     ----------    -----    --------     ----------
BALANCE DECEMBER 31, 1998                                     --         --     10,000,000    $ 100    $ 85,000        $ 4,506
                                                        -=======   ========     ==========    =====    ========     ==========

                                                                                       TOTAL
                                                                                    STOCKHOLDERS'
                                                           DEFERRED     TREASURY       EQUITY
                                                         COMPENSATION    STOCK        (DEFICIT)
                                                         ------------   --------    ------------
PREDECESSOR COMPANY
BALANCE JUNE 30, 1995                                       $ (609)    $ (21,061)    $ (66,641)
  Annual dividend of $95.34 per share,
    mandatorily redeemable Series H Preferred                                          (13,057)
  Accretion of Series H Preferred                                                         (857)
  Issuance of Class A common stock, $.001 par value
  Recognition of board of directors and employee
    compensation expense related to the issuance
    of common stock                                            160                         160
  Compensation expense related to conversion of
    Performance Unit Plan to Stock Option Plan in 1993          99                          99
  Net loss                                                                             (88,331)
                                                            ------     ---------     ---------
BALANCE JUNE 30, 1996                                         (350)      (21,061)     (168,627)
  Annual dividend of $108.88 per share,
    mandatorily redeemable Series H Preferred                                          (14,911)
  Accretion of Series H Preferred                                                         (857)
  Recognition of employee compensation
    expense related to the issuance of
    common stock                                               100                         100
  Issuance of preferred stock
  Net loss                                                                              (5,384)
                                                            ------     ---------     ---------
BALANCE JUNE 30, 1997                                         (250)      (21,061)     (189,679)
  Dividend of $24.63 per share, mandatorily
    redeemable Series H Preferred  July 1, 1997
    to September 14, 1997                                                               (3,370)
  Accretion of Series H Preferred                                                         (179)
  Net income                                                                            77,968
  Fair value adjustments                                       250        21,061       200,360
                                                            ------     ---------     ---------
REORGANIZED COMPANY

BALANCE NOVEMBER 7, 1997                                        --            --        85,100
  Net income                                                                               705
                                                            ------     ---------     ---------
BALANCE DECEMBER 31, 1997                                       --            --        85,805
  Net income                                                                             3,801
                                                            ------     ---------     ---------
BALANCE DECEMBER 31, 1998                                       --            --     $  89,606
                                                            ======     =========     =========

         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)

                                                                      REORGANIZED COMPANY          PREDECESSOR COMPANY
                                                                    ----------------------- ---------------------------------
                                                                    YEAR ENDED   NOV. 8 TO  JULY 1 TO      FISCAL YEAR ENDED
                                                                      DEC. 31     DEC. 31     NOV. 7      JUNE 30,    JUNE 30,
                                                                      1 9 9 8     1 9 9 7     1 9 9 7     1 9 9 7     1 9 9 6
                                                                     --------    --------    --------    --------    --------
Cash flows from operating activities:
    Net income/(loss)                                                $  3,801    $    705    $ 77,968    $ (5,384)   $(88,331)
    Adjustments to reconcile net income/(loss) to net cash
    provided by/(used in) operating activities before
    reorganization items:
      Noncash interest and other charges                                  668          32       4,629      21,279      18,440
      Reorganization costs                                               --          --         3,978        --          --
      Fair value adjustments                                             --          --         4,855        --          --
      Provision/(benefit) relating to deferred tax liabilities          2,485         571        (213)     (1,032)     (7,951)
      Extraordinary gain on extinguishment of debt                       --          --       (87,218)     (5,658)       --
      Gain on adjustment to project development debt                     --          --        (8,568)       --          --
      Noncash (adjustment to)/charge for impairment of
        longlived assets                                                 --          --           (75)         83      87,202
      Gain on disposal of assets                                          (24)       --           (17)       --          --
      Depreciation and amortization                                     7,334       1,105       3,009       8,661       9,846
      Minority interests in loss of consolidated subsidiaries            --          --          --          --        (2,063)
      Distributed/(undistributed) earnings of affiliates                   18          90         788        (696)       (317)
      Income from sale of partnership assets                             (930)       --          --          --          --
      Decrease/(increase) in accounts receivable                        3,229      (1,643)        546         240      (1,399)
      (Increase)/decrease in prepaid expenses and
        other current assets                                             (623)        415        (123)       (375)        (40)
      Increase/(decrease) in accounts payable and accrued
        expenses                                                        2,419       1,598        (267)     (2,946)      1,363
                                                                     --------    --------    --------    --------    --------
        Net cash provided by/(used in) operating activities
          before reorganization items                                  18,377       2,873        (708)     14,172      16,750
                                                                     --------    --------    --------    --------    --------
   Operating cash flows used for reorganization items:
      Professional fees                                                  (201)       (546)       (749)       --          --
                                                                     --------    --------    --------    --------    --------
        Net cash used for reorganization items                           (201)       (546)       (749)       --          --
                                                                     --------    --------    --------    --------    --------
        Net cash provided by/(used in) operating activities            18,176       2,327      (1,457)     14,172      16,750
                                                                     --------    --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from disposition of assets                                  24        --         2,006      12,002        --
      Proceeds from sale of partnership assets                            930        --          --          --          --
      Cost of development expenditures                                   --          --          --        (2,045)     (2,381)
      Capital expenditures                                             (3,103)       (230)     (1,109)     (4,358)     (2,230)
      Decrease/(increase) in investments and other longterm assets        412        (646)     (1,322)     (4,868)     (1,109)
                                                                     --------    --------    --------    --------    --------
           Net cash (used in)/provided by investing activities         (1,737)       (876)       (425)        731      (5,720)
                                                                     --------    --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of refinancing costs                                       --          --          --          (310)       --
      Longterm borrowings from unrelated parties                                        4           9         149         120
      Payments to a related party on longterm borrowings                 --          --        (2,271)     (2,304)       (269)
      Payments to unrelated parties on longterm borrowings             (6,673)       (296)     (2,245)     (3,999)     (4,018)
      Increase/(decrease) in other longterm liabilities                    14        (426)        152         229         289
      Payment to holders of Senior Discount Notes                                 (10,000)     (5,000)
                                                                     --------    --------    --------    --------    --------
          Net cash used in financing activities                        (6,659)    (10,718)     (9,355)     (6,235)     (3,878)
                                                                     --------    --------    --------    --------    --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                    9,780      (9,267)    (11,237)      8,668       7,152

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                  11,998      21,265      32,502      23,834      16,682
                                                                     --------    --------    --------    --------    --------
CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                      $ 21,778    $ 11,998    $ 21,265    $ 32,502    $ 23,834
                                                                     ========    ========    ========    ========    ========

         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (continued)


                                                                  REORGANIZED COMPANY       PREDECESSOR COMPANY
                                                                ---------------------- -------------------------------
                                                                YEAR ENDED  NOV. 8 TO  JULY 1 TO    FISCAL YEAR ENDED
                                                                  DEC. 31    DEC. 31    NOV. 7     JUNE 30,   JUNE 30,
                                                                  1 9 9 8    1 9 9 7    1 9 9 7    1 9 9 7    1 9 9 6
                                                                  -------    -------    -------    -------    -------
Supplemental disclosures of cash flow information:
  CASH PAID DURING THE PERIOD FOR:
    Interest paid to a related party                              $    --     $  --     $   819     $4,275     $2,720
                                                                  =======     =====     =======     ======     ======
    Interest paid to unrelated parties                            $ 7,484     $ 290     $ 2,100     $5,047     $6,865
                                                                  =======     =====     =======     ======     ======
    Income taxes, net                                             $   483     $ 112     $   379     $  288     $  622
                                                                  =======     =====     =======     ======     ======

SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  The Company acquired the common stock or hydroelectric assets of certain entities amounting to the following:
      Fair value of assets acquired                               $    --     $  --     $    --     $   28     $   --
      Cash paid
      Liabilities assumed                                         $    --     $  --     $    --     $   28     $   --
                                                                  =======     =====     =======     ======     ======


As a result of the settlement of certain prereorganization contingencies and the realization of net operating loss credits, during the year ended December 31, 1998, reorganization value in excess of amounts allocable to identifiable assets decreased by $4,479. In addition, accounts payable and accrued expenses decreased by $392, deferred credit, state income taxes and other longterm liabilities decreased by $3,050 and longterm debt and obligations under capital leases decreased by $1,037.

Series H mandatorily redeemable preferred stock increased $179 for the period from July 1 to November 7, 1997, and $857 for each of the fiscal years ended June 30, 1997 and 1996 as a result of the accretion of the difference between the fair market value at issuance and the redemption value.

Series H mandatorily redeemable preferred stock increased $3,370, $14,911 and $13,057 for the period from July 1 to November 7, 1997, and the fiscal years ended June 30, 1997 and 1996, respectively, as a result of declared dividends which increased the liquidation preference.

Longterm debt and obligations under capital leases increased by $10,189, $18,682 and $16,625 for the period from July 1 to November 7, 1997, and the fiscal years ended June 30, 1997 and 1996, respectively, as a result of noncash interest accrued on the Senior Discount Notes.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 1 - ORGANIZATION

     CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of December 31, 1998 and 1997 and June 30, 1997 and 1996, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 272, 336, 343 and 344 megawatts ("MW"), respectively.

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

     Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock") subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of series B warrants (the "New Series B Warrants") and series C warrants (the "New Series C Warrants", and together with the New Series B Warrants, the "New Warrants") subject to dilution from the Management Options; and CHI's old common stock (the "Old Common Stock") was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. As a result of the restructuring, CHI no longer has any significant parent company debt obligations.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

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

     The effect of the Plan of Reorganization and the implementation of fresh start reporting on the Company's consolidated balance sheet as of November 7, 1997 was as follows:

                                    Pre Fresh-Start Reorganization     Fair Value      Fresh Start
                                     Balance Sheet  Adjustments (1)  Adjustments (2)  Balance Sheet
                                     -------------  ---------------  ---------------  -------------
Current assets                         $ 34,342        $ (5,000)                          $ 29,342
Property, plant and equipment, net      125,037                          (30,971)           94,066
Reorganization value in excess of
  amounts allocable to identifiable
assets                                     --                             17,453            17,453
Intangible assets, net                   44,320                            3,790            48,110
Other assets                             27,763                           13,590            41,353
                                       --------        --------          -------          --------
                  Total                $231,462        $ (5,000)         $ 3,862          $230,324
                                       ========        ========          =======          ========

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 2 - FRESH START REPORTING (CONTINUED)

                                   Pre Fresh-Start  Reorganization     Fair Value      Fresh Start
                                    Balance Sheet   Adjustments (1)  Adjustments (2)  Balance Sheet
                                    -------------   ---------------  ---------------  -------------
Current liabilities                  $  12,392         $  10,000       $    301         $ 22,693
Long-term debt                          82,505                              (71)          82,434
Deferred income taxes                   31,111            (1,053)         2,360           32,418
Liabilities subject to compromise      183,603          (183,603)                             --
Mandatorily redeemable preferred
     stock subject to compromise       117,921          (117,921)                             --
Other long-term liabilities              1,552                            6,127            7,679
Preferred stock                         98,713           (98,713)                             --
Common stock                                 2                98                             100
Additional paid-in capital              13,497            71,503                          85,000
Accumulated deficit                   (288,523)          293,378         (4,855)              --
Deferred compensation                     (250)              250                              --
Treasury stock                         (21,061)           21,061                              --
                                     ---------         ---------       --------         --------
                  Total              $ 231,462         $  (5,000)      $  3,862         $230,324
                                     =========         =========       ========         ========

----------
(1) To record transactions associated with the Plan of Reorganization as described in Note 1 and eliminate the accumulated deficit.
(2) To record adjustments to assets and liabilities to reflect their estimated fair value, including the establishment of reorganization value in excess of amounts allocable to identifiable assets.

     CHANGE IN FISCAL YEAR-END

     Effective November 7, 1997, the Company changed its fiscal year-end from June 30 to December 31. The unaudited results of operations for the six months ended December 31, 1996 are as follows:

Revenues                                        $ 25,214
                                                ========
Income from operations                          $  6,346
                                                ========
Loss before benefit for
     income taxes and extraordinary item        $ (7,642)
Benefit for income taxes                           1,520
                                                --------
Loss before extraordinary item                    (6,122)
Extraordinary gain on
     extinguishment of debt
     (net of tax of $3,414)                        5,622
                                                --------
Net loss                                        $   (500)
                                                ========

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of CHI Energy, Inc., its subsidiaries, the majority of which are wholly owned, and partnership interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current year presentation.

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

     EQUITY INCOME FROM PARTNERSHIPS AND OTHER PARTNERSHIP INCOME

     As a result of fresh start reporting as described in Note 2, the Company's investments in partnership interests were adjusted to their estimated fair value as of the Effective Date. In accordance with generally accepted accounting principles, these investments are accounted for under either the equity method or the cost method of accounting. Investments accounted for under the equity method of $16,932, $8,494 and $8,177 at December 31, 1998 and 1997 and June 30,
1997, respectively, are included as part of long-term investments.

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

     PROPERTY, PLANT AND EQUIPMENT

     As a result of fresh start reporting as described in Note 2, property, plant, and equipment was adjusted to estimated fair value as of the Effective Date and historical accumulated depreciation was eliminated. Plant and equipment are depreciated on a straight-line basis over the remaining estimated useful lives of the respective assets (originally 50 years for dam and appurtenant structures and 30 years for mechanical and electrical equipment). Depreciation expense was $4,127, $603, $2,026, $5,654 and $6,042 for the year ended December 31, 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996, respectively.

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

     INTEREST CAPITALIZATION

     The Company capitalizes interest costs associated with the development and construction of its facilities in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost". Interest capitalized in the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996 is disclosed in Note 12.

     INTANGIBLE ASSETS

     Intangible assets principally include costs incurred in connection with power purchase agreements, Federal Energy Regulatory Commission ("FERC") licenses and goodwill, all of which are capitalized and amortized on a straight-line basis over the periods to be benefited by such costs, ranging from 2 to 40 years (Note 10). Legal, compliance and other related expenditures incurred in connection with the maintenance of power purchase agreements and FERC licenses are capitalized and amortized over the remaining term of the applicable contract or license. As a result of fresh start reporting as described in Note 2, intangible assets were adjusted to estimated fair value as of the Effective Date and historical accumulated amortization was eliminated. In addition, the Company wrote off any remaining balance of goodwill. Amortization expense was $2,601, $412, $983, $3,007 and $3,804 in the year ended December 31, 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996, respectively. Management periodically reviews intangible assets for potential impairments.

     REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

     Reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Value") results from the application of fresh start reporting as described in Note 2, which requires the Predecessor Company's unidentified intangibles, net of amortization, to be reduced to zero and a new amount to be recorded equaling the excess of the fair value of the Company over the fair value allocated to its identifiable assets. This excess is classified as Reorganization Value and is being amortized on a straight-line basis over a fifteen-year period. Reorganization Value was reduced by $4,479 during the year ended December 31, 1998 as a result of the reversal of tax valuation allowances related to net operating loss carryforwards and the settlement of certain pre-reorganization contingencies. Amortization was $1,017 and $152 in the year ended December 31, 1998 and the period from November 8, 1997 to December 31, 1997, respectively.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ADVERSE CONTRACTS

     As a result of fresh start reporting as described in Note 2, certain projects with unfavorable power purchase contracts were determined to be generating net cash outflows. This resulted in the recording of an adverse contract liability. The Company amortizes adverse contracts over the life of the project loan for which the applicable project assets have been pledged as security. Amortized benefit of $411 and $62 was recorded in the year ended December 31, 1998 and the period from November 8, 1997 to December 31, 1997, respectively.

     BUSINESS DEVELOPMENT COSTS

     The Company expenses all business development related costs as incurred until a viable purchase and sale agreement, or other material project development document, is signed in respect of a prospective transaction. From that date forward, all third party, project specific, business development related costs are capitalized. No business development related costs were capitalized during the year ended December 31, 1998.

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

     NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). In the year ended December 31, 1998 and the period from November 8, 1997 to December 31, 1997, the exercise of stock options and warrants were excluded from diluted net income per common share under the treasury stock method as inclusion of such was antidilutive.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

LONG-TERM INVESTMENTS

     The carrying value of investments held in escrow accounts approximates fair value based on their near-term maturity. Such investments are classified as long-term on the Balance Sheet due to restrictions imposed under certain contractual agreements. Investments in affiliates of the Company which are accounted for on the cost basis have no quoted market prices. An adjustment was made to estimate fair market value as of the Effective Date as a result of fresh start reporting as described in Note 2. However, at December 31, 1998 and prior to the Effective Date, a reasonable estimate of fair value could not be made without incurring excessive costs.

LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

     Market rate obligations approximate their fair value because of interest rates which fluctuate with market rates.

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

     At June 30, 1997, the fair values of the Senior Discount Notes and Series H Preferred were based on the midpoint of a range of values prepared by a third party in connection with the Plan of Reorganization. As of the Effective Date, the Senior Discount Notes and Series H Preferred were converted into, among other things, New Common Stock, Series B Warrants and Series C Warrants. Accordingly, the Senior Discount Notes and Series H Preferred are no longer outstanding.

                                                Reorganized Company                      Predecessor Company
                                    December 31, 1998          December 31, 1997            June 30, 1997
                                    -----------------          -----------------            -------------
                                   Carrying       Fair        Carrying        Fair       Carrying       Fair
                                     Amount       Value         Amount        Value       Amount        Value
                                     ------       -----         ------        -----       ------        -----
Cash and cash equivalents            21,778        21,778        11,998       11,998       32,502       32,502

Long-term investments:
     Escrow deposits                  9,127         9,127         9,787        9,787        8,184        8,184
     Investments in affiliates       14,561            --(1)     23,016       23,016       10,501           --(1)

Long-term debt:
     Market rate obligations         31,132        31,132        33,029       33,029       33,208       33,208
     Fixed rate obligations          21,389        21,859        24,216       24,216       26,518       27,631
     Pumped storage obligations       7,939            --         8,588           --       15,905          100
     Senior Discount Notes               --            --            --           --      169,813       81,400
     Series H Preferred                  --            --            --           --      114,372          882

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

                                                 Predecessor Company
                          ------------------------------------------------------------------
                                              Fiscal Year Ended June 30,
                          ------------------------------------------------------------------
                                        1997                              1996
                                        ----                              ----
                          (PRO FORMA)         (AS REPORTED)     (PRO FORMA)     (AS REPORTED)
                          (UNAUDITED)                           (UNAUDITED)
   Operating Revenues      $ 56,350             $ 57,380         $ 51,967         $ 55,484
                           ========             ========         ========         ========
   Net loss                $ (5,742)            $ (5,384)        $(71,486)        $(88,331)
                           ========             ========         ========         ========

     Share and per share data are not meaningful on or prior to November 7, 1997, due to the significant change in the capital structure in connection with the Plan of Reorganization.

NOTE 6 - DECOMMISSIONING OF CONVENTIONAL HYDROELECTRIC ASSETS

     On September 9, 1997, the Company through its wholly owned subsidiary, Joseph Hydro Company, Inc., a Delaware corporation ("Joseph"), terminated the Power Purchase Agreement ("PPA") with PacifiCorp, the purchasing utility, relating to three of its projects located in Oregon, aggregating 7.01 MW of capacity (the "Joseph Projects"). Joseph received a cash payment of $2,815, pursuant to a termination agreement between Joseph and PacifiCorp, to terminate production and delivery of power from the Joseph Projects, surrender the PPA and remove all facilities associated with the Joseph Projects in accordance with certain terms and conditions. After payment of certain fees, transaction and removal costs totaling approximately $840, the Company applied the remaining, approximately $1,975, as a pre-payment on the General Electric Capital Corporation ("GECC") B Term Loan (the "GECC B Loan") as the assets of the Joseph Projects secured the GECC B Loan. During the period from July 1, 1997 to November 7, 1997, a credit adjustment to the impairment charge of $75 was recorded (Note 7). The Company has completed the removal of all facilities of the Joseph Projects as of December 31, 1998.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 7 -- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("SFAS 121")

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

     In the year ended December 31, 1998 and the period from November 8, 1997 to December 31, 1997, no additional impairment charge was recorded against income from operations.

     In conjunction with the adoption of SFAS 121, during the third quarter of the fiscal year ended June 30, 1996, the Company re-evaluated the useful lives of certain property, plant and equipment and intangible assets. This resulted in a reduction of the estimated useful lives of these fixed and intangible assets. This change had the effect of decreasing the income from operations and the net income, net of tax provision, by approximately $0.4 million, increasing the loss from operations and the net loss, net of tax benefit, by approximately $1.0 million and decreasing the income from operations and increasing the net loss, net of tax benefit, by $0.5 million for the period from July 1, to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996, respectively.

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

     The Company sells substantially all of its electrical output to public utility companies pursuant to long-term power purchase agreements, of which the remaining terms range between 3 months and 27 years. Consolidated power generation revenues, by major customer, for the year ended December 31, 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal years ended June 30, 1997 and 1996 were as follows:

                                            Reorganized Company                        Predecessor Company
                                      --------------------------------    --------------------------------------------
                                                                                            Fiscal          Fiscal
                                       Year Ended         Nov. 8 -         July 1 -       Year Ended      Year Ended
                                        Dec. 31           Dec. 31,         Nov. 7,         June 30,        June 30,
                                          1998              1997             1997            1997            1996
                                      -------------    ---------------    -----------    -------------   -------------
 Commonwealth Electric Co.               $ 9,649           $ 1,451           $1,563        $ 10,685         $ 9,528
 Niagara Mohawk Power Corp.                8,797             1,554            1,181          10,285           9,139
 New England Power Co.                     5,460               841              963           6,184           5,133
 Central Maine Power Co.                   3,883               732            1,334           4,615           8,341
 Idaho Power Co.                           2,885               123            1,657           3,258           2,983
 All other customers                      13,194             1,897            1,963          15,638          14,637
                                         -------           -------           ------        --------         -------
                                         $43,868           $ 6,598           $8,661        $ 50,665         $49,761
                                         =======           =======           ======        ========         =======

     During the fiscal years ended June 30, 1997 and 1996 the amount shown for Commonwealth Electric Co. includes approximately $212 and $72, respectively, of business interruption revenue representing lost generation recoverable from an insurance company as a result of an insurance claim.

     Increased competition in the electricity industry might cause certain utilities to become higher credit risks. Although the ratings of the debt securities of many of the utilities which purchase power from the Company are currently investment grade, there can be no assurance of the long-term creditworthiness of any of the Company's customers. Should any customer fail, it would be difficult for the Company to replace an existing long-term contract with a new contract with another customer on similar economic terms in the current environment.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 9 - PROPERTY, PLANT & EQUIPMENT

     Property, plant and equipment includes assets acquired or refinanced under capitalized lease obligations of $20,353, $22,138 and $24,455 at December 31, 1998 and 1997 and June 30, 1997, respectively (Note 12).

     Property, plant and equipment comprise the following at December 31, 1998 and 1997 and June 30, 1997:

                                                                                              Predecessor
                                                         Reorganized Company                    Company
                                            --------------------------------------------     ---------------      Range of
                                             December 31, 1998        December 31, 1997      June 30, 1997       Asset Lives
                                            -------------------      -------------------     ---------------    -------------
Land                                          $      3,738             $      3,738            $   3,738
Dam and appurtenant structures                      49,414                   48,651               71,101          50 years
Mechanical and electrical equipment                 38,721                   38,173               70,738          30 years
Buildings and other                                  2,346                    1,819                4,777         3-12 years
Construction in progress                             2,841                    1,914                1,851
                                              ----------------         ----------------       --------------
                                                    97,060                   94,295              152,205
Less - accumulated depreciation                     (4,729)                    (603)             (26,251)
                                              ----------------         ----------------       --------------
                                              $     92,331             $     93,692            $ 125,954
                                              ================         ================       ==============

NOTE 10 - INTANGIBLE ASSETS

     Intangible assets comprise the following at December 31, 1998 and 1997 and June 30, 1997:

                                                                                         Predecessor
                                                    Reorganized Company                    Company
                                       --------------------------------------------     ---------------      Range of
                                        December 31, 1998        December 31, 1997      June 30, 1997       Asset Lives
                                       -------------------      -------------------     ---------------    -------------
   Power purchase contracts                $   39,264               $   39,264            $   23,958       3 - 32 years
   FERC licenses                                6,926                    6,926                16,234       4 - 40 years
   Goodwill                                        --                       --                17,740         40 years
   Other intangibles                            2,364                    2,022                 7,881       2 - 40 years
                                           ----------               ----------             ---------
                                               48,554                   48,212                65,813
   Less - accumulated
     amortization                              (3,019)                    (412)              (18,028)
                                           ----------               ----------             ---------
                                           $   45,535               $   47,800             $  47,785
                                           ==========               ==========             =========

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are comprised of the following at December 31, 1998 and 1997 and June 30, 1997:

                                                                             Reorganized Company    Predecessor Company
                                                          December 31,           December 31,            June 30,
                                                              1998                  1997                   1997
                                                           ---------              ---------             ---------
    Accrued interest                                       $     954              $   1,121             $   1,226
    Accounts payable                                           1,082                    492                   218
    Accrued lease expense payable to a related party              --                     --                 1,595
    Accrued lease expense                                      2,083                  2,093                   437
    Accrued compensation                                       1,720                  1,539                   945
    Accrued severance                                            715                     65                   198
    Other accrued expenses                                     3,262                  2,680                 1,839
                                                           ---------              ---------             ---------
                                                           $   9,816              $   7,990             $   6,458
                                                           =========              =========             =========

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and capitalized lease obligations comprise the following at December 31, 1998 and 1997 and June 30, 1997:

                                                                                                        Predecessor
                                                                         Reorganized Company             Company
                                                                         -------------------             -------
                                                                    December 31,      December 31,       June 30,
                                                                       1998              1997              1997
                                                                     --------          --------          --------
Parent Company Debt:
   Debt guaranteed or issued by the Parent Company directly -
   12% Senior Discount Notes due 2003.                                     --                --          $169,813
                                                                     --------          --------          --------
                                                                           --                --           169,813
                                                                     --------          --------          --------
Non-Recourse Debt of Subsidiaries secured by project assets
   unless otherwise noted:

Capitalized lease obligations maturing at various dates
   through 2008.                                                     $ 20,353          $ 22,138            24,455

Term loan agreement with an investor due in quarterly
   payments through 2003, interest payable at the Commercial
   Paper ("CP") Rate, as defined, plus a margin of 4.0%,
   (8.88%, 9.65% and 9.62% at December 31, 1998 and 1997 and
   June 30, 1997, respectively).                                       26,958            27,584            27,584

Term loan agreement with an investor due in quarterly
   payments through 2013, interest at 11.59%.                           2,902             3,188             5,254

Term loan agreement with a bank, principal due in quarterly
   payments through 2008. Interest payable quarterly at a
   fixed annual rate of 10.17%  through October 29, 2003 and
   thereafter  through  maturity,  at the U.S.  Treasury Note
   Rate, as defined, plus a margin of 3.9%.                             2,772             4,094             5,000

Note payable to an insurance company, due in monthly
   payments through 2007, interest at 12.7%.                            6,490             7,391             6,858

Notes payable to an insurance company, due December 31,
   2008.  Interest on $2,060 of principal  payable monthly at
   6.5%.                                                                6,157             6,400             6,538

Term loan agreement with a bank, due in quarterly payments
   through 2006, interest at the London Interbank Offered
   Rate ("LIBOR"), as defined, plus a margin of 2.0% (7.06%,
   7.81% and 7.78% at December 31, 1998 and 1997 and June
   30, 1997, respectively).                                             1,006             2,096             2,211

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

                                                                                                       Predecessor
                                                                         Reorganized Company             Company
                                                                         -------------------             -------
                                                                    December 31,      December 31,       June 30,
                                                                       1998              1997              1997
                                                                     --------          --------          --------
    Unsecured notes payable to investors, interest payable
       annually at various rates.                                         --             1,036             5,902

    Term loan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (7.06%, 7.81% and 7.78% at December 31,
       1998 and 1997 and June 30, 1997, respectively).                 1,718             1,753             1,766

    Unsecured notes payable to investors, interest payable annually at the prime rate, as defined (7.75%, 8.50% and 8.50% at
       December 31, 1998 and 1997 and June 30, 1997,
       respectively) for certain notes and 15% for other notes.        3,067             2,792             4,299

    Security deed held by the previous owners of a hydroelectric facility, due June 18, 1999. Interest payable monthly at
       11.5%.                                                          1,000             1,000             1,000

    Notes payable to an insurance company, due in quarterly
       payments through 2005, interest at 8.5%.                          622               680               787

    Term loan agreement with a bank, due in quarterly payments through  2006, interest at LIBOR, as defined, plus a
       margin of 2.0% (7.06%, 7.81% and 7.78% at December 31,
       1998 and 1997 and June 30, 1997, respectively).                 1,130             1,244             1,283

    Term loan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (7.06%, 7.81% and 7.78% at December 31,
       1998 and 1997 and June 30, 1997, respectively).                   320               352               364

    Unsecured notes payable to private investors, due December
       31, 1999 and 2003, including accrued interest. Interest
       accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, accrues
       interest at a penalty rate equal to the stated
       rate plus 3.0%.                                                 1,031               919               820

    Other long-term liabilities with various rates and
    maturities.                                                        5,287             5,304             6,147
                                                                     -------           -------          --------
                                                                      80,813            87,971           100,268
                                                                     -------           -------          --------
Total debt and obligations under capital leases                       80,813            87,971           270,081
        Less: current portion                                         (6,327)           (5,355)           (7,466)
                                                                     -------           -------          --------
Total long-term debt and obligations under capital leases            $74,486           $82,616          $262,615
                                                                     =======           =======          ========

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

     Total interest charges associated with the above obligations were as follows:


                                            Reorganized Company                    Predecessor Company
                                       -----------------------------    --------------------------------------------
                                            Year                                        Fiscal Year     Fiscal Year
                                           Ended          Nov. 8 -        July 1 -         Ended           Ended
                                       Dec. 31, 1998   Dec. 31, 1997    Nov. 7, 1997   June 30, 1997   June 30, 1996
                                       -------------   -------------    ------------   -------------   -------------

Total Interest                             $ 8,048         $1,260        $  7,809         $29,780         $ 28,581
Capitalized Interest                          --            --           $     68         $   189         $  1,705


     The aggregate long-term debt payments due each year ending December 31, including capitalized lease obligations, net of amounts representing interest totaling $9,976, are as follows:

                    1999                                    $  6,327
                    2000                                       5,271
                    2001                                       5,609
                    2002                                       5,953
                    2003                                       6,374
                    Thereafter                                51,279
                                                            --------
                                                            $ 80,813
                                                            ========

     The Senior Discount Notes were issued at a substantial discount from their principal amount and provided for cash payment of interest commencing January 15, 1999. The issue price represented a yield to maturity of 12% computed on a basis of semi-annual compounding until reaching face value in 1998, after which interest would have become payable semi-annually at the stated 12% rate. The Senior Discount Notes were due July 15, 2003 but could have been redeemed at any time on or after July 15, 1998 at the Company's option, in whole or in part, at 100% of their principal amount plus accrued interest. The Senior Discount Notes contained restrictive covenants providing for limitations on indebtedness and restrictions on payments of dividends or distributions of capital stock, among other restrictions. Through the implementation of the Plan of Reorganization as of the Effective Date, $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's New Common Stock, subject to dilution from the New Warrants and the Management Options (Note 1).

     In October 1993, Den norske Bank AS ("DnB") provided the Company with a $20,000 unsecured working capital facility (the "DnB Facility"), which originally had an expiration date of June 30, 1997. On December 3, 1996, the Company amended the DnB Facility, which, among other things, waived previous defaults by the Company, changed the final expiration date of the DnB Facility to June 30, 1998, reduced (in steps) the total commitment under the DnB Facility from $5,941 at June 30, 1996 to zero at June 30, 1998 and limited the use of the DnB Facility solely to letters of credit and modified certain financial covenants. The DnB Facility expired on June 22, 1998.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

     In March 1998, the Company obtained a $15,000 secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 1999 (the "New Facility") which replaced the DnB Facility. The Company may use proceeds available under the New Facility to support its development, acquisition and operating activities. Upon expiration of the New Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime + 1.5%. As of March 17, 1999, no revolving loans have been drawn under the New Facility and $5,684 of letters of credit have been issued and are outstanding. Fees on each outstanding letter of credit are 2.0% per annum on the available amount of such letter of credit, payable annually in arrears.

     As of December 31, 1998, capitalized lease obligations consist primarily of two lease financing transactions. The leases have initial terms that extend through 2003 and 2008, with renewal options in minimum one and five year increments. These leases require that lease payment reserves, with provisions for escalations in the event certain power sales rates are not attained, be maintained for the respective terms of the leases. Certain of these reserves must be in cash with the balance in either cash or letters of credit from an acceptable issuer. As a result of fresh start reporting, the recorded value of these lease obligations was adjusted to reflect fair value due to market rate changes as of the Effective Date.

     To the extent that it is anticipated that the minimum cash components will not be used to fund operation expenses or lease payments in the next fiscal year, these minimum cash components have been included in Investments and other assets in the accompanying Balance Sheet. Minimum rental commitments under these leases for the five years following December 31, 1998 and thereafter are included in the table above.

     In conjunction with the acquisition of Hydro Development Group, Inc., a New York Corporation, ("HDG"), the Company entered into a Credit and Reimbursement Agreement dated February 15, 1995, with GECC. The agreement provides for two term loans, the GECC A Term Loan ("GECC A Loan") and the GECC B Loan, a revolving credit facility, and two letters of credit in support of HDG project obligations. The GECC A Loan, with an outstanding principal balance at December 31, 1998 of $26,958, is secured by the stock and assets of the HDG projects. The GECC B Loan, with an outstanding principal balance at December 31, 1998 of $2,902, is secured by certain other projects owned by the Company (Note 6). Each of these loans is non-recourse to CHI. The agreement also provides for a $3,000 revolving credit facility through 2013, to be drawn as necessary to pay principal and interest due on the term loans in the case of insufficient funds resulting from unusually low water flow. The $3,000 revolving credit facility shall bear interest at a rate equal to the CP Rate, as defined, plus a margin of 5%. GECC has also provided two letters of credit totaling $350 in support of certain HDG projects.

     A term loan agreement with a bank in the original amount of $14,500 was assumed in conjunction with the acquisition of certain hydroelectric assets. On October 30, 1996, the Company arranged to have a financial institution purchase this non-recourse project term loan, $13,759 at the date of purchase, (the "Old Loan") for $5,000, including certain required reserves and closing costs of $500 (the "New Loan"). An additional $2,000 credit facility was also available under the New Loan for up to one year to finance certain project enhancements. A subsidiary of the Company was assigned an interest in the balance of the Old Loan on a basis fully subordinated to the New Loan. As a result, the Company recorded a $5,658 extraordinary gain on extinguishment of debt, net of certain transaction costs of approximately $187 and income tax of $3,414, on its Statement of Operations for the fiscal year ended June 30, 1997.

     The $2,772 New Loan, which matures in the year 2008, accrues interest at a fixed rate of 10.17% per annum through October 29, 2003. Thereafter, through October 30, 2008, interest accrues on a quarterly basis, at a rate equal to the three year U.S. Treasury Note Rate plus a margin of 3.9%. Principal and interest payments are to be made quarterly in arrears and mandatory prepayments, if required, are to be made annually. Costs associated with obtaining the New Loan have been capitalized and are included in Intangible assets, net on the Company's Balance Sheet as of December 31, 1998. As a result of fresh start reporting, the recorded value of this loan was adjusted to reflect fair value due to market rate changes as of the Effective Date.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

     The $6,490 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $21,800 at December 31, 1998) have been pledged as security. As a result of fresh start reporting, the recorded value of this note was adjusted to reflect fair value due to market rate changes as of the Effective Date.

     On December 31, 1998, the Company modified the terms of its 11.25%, $6,157 note payable to an insurance company which was assumed in connection with another acquisition by the Company. The insurance company has agreed to accept 6.5% interest only monthly payments on a new $2,060 Senior Note with principal due December 31, 2008 and contingent payments on an 11.5%, $2,940 Subordinated Note. Beginning on December 31, 2002, the Subordinated Note may be converted into 85-100% of the common equity of the related projects, subject to the Company's option to redeem the Subordinated Note upon notice of conversion. The modification of the terms of this note qualified for accounting treatment under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). In accordance with SFAS 15, no gain was recognized upon modification and the carrying value of the note was not adjusted. In addition, the modifications have resulted in an effective interest rate of 0%; therefore, no interest expense will be recognized. Pursuant to the terms of the notes, substantially all of the acquired hydroelectric assets (approximately $1,100 at December 31, 1998) have been pledged as security.

     The $1,006 term loan agreement with a bank (the "Loan Agreement") was entered into in connection with the acquisition of certain hydroelectric facilities. The Loan Agreement is secured by the stock of the Company's subsidiary which acquired the hydroelectric facilities and the subsidiary's interest in certain limited partnerships as well as certain notes payable, by these limited partnerships, to the Company.

     The $1,718 term loan agreement with a bank was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility.

     The $3,067 unsecured notes payable to investors relate to the financing for one of the Company's pumped storage development projects, River Mountain. Interest is payable annually on December 31, at the prime rate of interest, as defined, for certain notes and 15% for other notes. Unpaid interest balances are added to the outstanding principal at each December 31, and accrue interest at the applicable interest rate.

     The $1,000 security deed is secured by substantially all of the related hydroelectric facility's assets (approximately $900 at December 31, 1998).

     The $622 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $200 at December 31, 1998) have been pledged as security. As a result of fresh start reporting, the recorded value of this note was adjusted to reflect fair value due to market rate changes as of the Effective Date.

     The $1,130 term loan agreement with a bank was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility. Pursuant to the terms of the agreement, substantially all of the acquired hydroelectric assets (approximately $4,000 at December 31, 1998) have been pledged as security.

     The $320 term loan agreement with a bank was entered into in connection with the acquisition of a hydroelectric facility. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $500 at December 31, 1998) have been pledged as security.

     The $1,031 unsecured notes payable to private investors relate to the financing for Consolidated Pumped Storage, Inc. ("CPS") for which warrants were also issued to the holder for the purchase of 10% of CPS common stock. Interest accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, is added to the outstanding principal balance which earns interest at a penalty rate equal to the stated rate plus 3.0%.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 12 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

     A $1,223 note payable to a utility is included in "Other long-term liabilities with various rates and maturities". As a result of fresh start reporting, the recorded value of this note was adjusted to reflect fair value due to market rate changes as of the Effective Date.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

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

     NEW SERIES B WARRANTS

     The New Series B Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the sixth anniversary of the Effective Date, entitle such holders to subscribe for the purchase of up to an aggregate of 7.5% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series C Warrants and the Management Options by the holders thereof. The New Series B Warrants are exercisable for up to 1% of the New Common Stock of CHI if, as and when the total capital (debt and equity) invested in industrial infrastructure projects that either (i) close within 3 years from the Effective Date or (ii) are subject to a legally binding and enforceable agreement between CHI or any of its subsidiaries and a party sponsoring a development or acquisition of such industrial infrastructure project within such 3 year period and thereafter close within the term of the warrants, equals or exceeds $60 million. The additional New Series B Warrants exercisable for the remaining 6.5% of the New Common Stock vest incrementally if, as and when the total capital invested in industrial infrastructure projects increases from $60 million to $450 million within the parameters set forth above. The exercise price per share of the New Common Stock subject to the New Series B Warrants is $10. The New Series B Warrants have customary antidilution provisions, and protections against extraordinary distributions.

     NEW SERIES C WARRANTS

     The New Series C Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the eighth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 5.0% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series B Warrants and the Management Options by the holders thereof. The exercise price per share of the New Common Stock subject to the New Series C Warrants was determined by reference to the accreted value of the Senior Discount Notes as of September 15, 1997 (the date CHI commenced its Chapter 11 case) which was approximately $183 million. The exercise price per share of the New Common Stock subject to the New Series C Warrants is $18.36. The New Series C Warrants contain customary antidilution provisions, and protections against certain extraordinary distributions.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

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

     NEW PREFERRED STOCK

     Under the terms of the Plan of Reorganization, 10,000,000 shares of preferred stock with a par value of $0.01 per share (the "New Preferred Stock") were authorized by CHI. There were no shares of New Preferred Stock issued and outstanding on December 31, 1998.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

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

NOTE 15 - MANAGEMENT OPTIONS, DIRECTOR COMPENSATION AND 401(K) PLAN

     MANAGEMENT OPTIONS

     As of the Effective Date, the Company granted 810,811 Management Options to acquire New Class A Common Stock at an exercise price of $10 per share pursuant to the Management Option Plan to certain CHI employees. The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI, of shares of New Common Stock pursuant to the exercise of the New Series B Warrants and the New Series C Warrants by the holders thereof. With the exception of 20,000 fully vested and exercisable options granted to Charles F. Goff, Jr. on the Effective Date, the Management Options will vest, or have vested and become exercisable as follows:

          Effective Date                 33 1/3% of the Management Options

          December 31, 1998              22 2/9% of the Management Options

          December 31, 1999              22 2/9% of the Management Options

          December 31, 2000              22 2/9% of the Management Options


     The Management Options will also become vested and exercisable upon a change in control of CHI. The Management Options granted as of the Effective Date will terminate on the seventh (7th) anniversary of the Effective Date unless terminated at an earlier date following termination of an optionee's employment. Management Options issued subsequent to the Effective Date may have different exercise prices or vesting provisions, in accordance with the Management Option Plan. No employee of CHI will be eligible under the Management Option Plan to be granted Management Options to purchase more than 350,000 shares of New Class A Common Stock.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 15 - MANAGEMENT OPTIONS, DIRECTOR COMPENSATION AND 401(K) PLAN (CONTINUED)

     A summary of the activity in the Company's stock options for the period from the Effective Date to December 31, 1998 is presented below:

                                                                     Number of Shares         Exercise Price
                                                                   ---------------------    -------------------
           Options granted on the Effective Date                          810,811                  $ 10.00
           Options exercised                                                   --                       --
           Options canceled                                                    --                       --
                                                                         --------                  -------
           Outstanding at December 31, 1997                               810,811                  $ 10.00
           Options exercised                                                   --                       --
           Options canceled                                               (11,811)                   10.00
           Options issued                                                   8,478                    10.00
                                                                         --------                  -------
           Outstanding at December 31, 1998                               807,478                  $ 10.00
                                                                         ========                  =======
           Exercisable at December 31, 1998                               457,453                  $ 10.00
                                                                         ========                  =======
           Weighted average remaining
                Contractual life (years)                                        6
                                                                         ========


     The Company applies the principles of Accounting Principles Board Opinion No. 25 in accounting for employee stock option plans. Compensation cost as determined on the basis of SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") would have been recorded based on the estimated fair value of stock options granted on the Effective Date. The total fair value of these options was $2,201 based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model (i) risk-free interest rate of approximately 6.2%, (ii) expected life of seven years, (iii) 30% volatility, and (iv) no expected dividends. Had compensation cost been determined based on the estimated fair value at the grant date consistent with the method of SFAS 123, the Company's net income and net income per share would have decreased by approximately $700 and $105 and $.07 and $.01, respectively, for the year ended December 31, 1998 and the period from November 8, 1997 to December 31, 1997.

    DIRECTOR COMPENSATION

    Non-employee Directors of the Company, are entitled to receive an annual retainer of $40 for services as a director, plus $2 for attendance at each meeting of the Board of Directors as well as each committee meeting attended.

     401(K) PLAN

The Company provides a defined contribution 401(k) plan which covers substantially all of its domestic employees subject to certain prequalification requirements. Costs of the plan were charged to operations as compensation expense.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 16 - TAXES

     The (provision)/benefit for income taxes consists of the following:


                                            Reorganized Company                    Predecessor Company
                                       -----------------------------    --------------------------------------------
                                            Year                                        Fiscal Year     Fiscal Year
                                           Ended          Nov. 8 -        July 1 -         Ended           Ended
                                       Dec. 31, 1998   Dec. 31, 1997    Nov. 7, 1997   June 30, 1997   June 30, 1996
                                       -------------   -------------    ------------   -------------   -------------
Federal income taxes                       $  (200)        $(100)        $   --           $  (408)        $   (283)

State income taxes                            (304)          (80)             (99)           (352)            (156)

Deferred tax (provision)/benefits           (2,485)         (571)             213          (2,382)           7,951

                                           -------         -----         --------         -------         --------
                                           $(2,989)        $(751)        $    114         $(3,142)        $  7,512
                                           =======         =====         ========         =======         ========


     The (provision)/benefit for income taxes differs from an amount computed by applying the statutory income tax rate to pre-tax income, as follows:


                                            Reorganized Company                    Predecessor Company
                                       -----------------------------    --------------------------------------------
                                            Year                                        Fiscal Year     Fiscal Year
                                           Ended          Nov. 8 -        July 1 -         Ended           Ended
                                       Dec. 31, 1998   Dec. 31, 1997    Nov. 7, 1997   June 30, 1997   June 30, 1996
                                       -------------   -------------    ------------   -------------   -------------
     Tax (provision)/benefit at US

    statutory rate                         $(2,377)        $(518)        $(27,265)        $   731         $ 32,542

     State income tax expense                 (304)          (80)             (99)           (352)            (156)
     Losses without current tax
       benefit                                --            --               (383)         (3,113)         (24,591)
     Alternative minimum tax                  (200)         (100)            --              (408)            (283)
     Reorganization value in excess
       of amounts allocable to
       identifiable assets                    --             (53)            --              --               --
     Restructuring charges                    --            --             (1,392)           --               --
     Debt extinguishment                      --            --             30,552            --               --
     Corporate recapitalization               --            --              1,700            --               --
     Project debt adjustment                  --            --             (2,999)           --               --
     Other                                    (108)         --               --              --               --
                                           -------         -----         --------         -------         --------
                                           $(2,989)        $(751)        $    114         $(3,142)        $  7,512
                                           =======         =====         ========         =======         ========


     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 and June 30, 1997 are as follows:

                                                                                                 Predecessor
                                                            Reorganized Company                    Company
                                                  ---------------------------------------       -------------
                                                  December 31, 1998     December 31, 1997       June 30, 1997
                                                  -----------------     -----------------       -------------
Deferred tax assets:
          Net operating loss                           $ 17,345              $ 19,604              $ 21,925
          Tax credits                                     4,635                 5,652                 4,237
          Lease payment obligations                       7,504                 7,393                 9,504
          Original issue discount                          --                    --                  22,235
          Pumped storage development costs                6,750                 6,750                 8,624
         Valuation reserve                              (32,765)              (35,227)              (50,056)
                                                       --------              --------              --------
         Total  deferred  tax  assets, net                3,469                 4,172                16,469
                                                       --------              --------              --------


                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 16 - TAXES (CONTINUED)

                                                                                                 Predecessor
                                                            Reorganized Company                    Company
                                                  ---------------------------------------       -------------
                                                  December 31, 1998     December 31, 1997       June 30, 1997
                                                  -----------------     -----------------       -------------
Deferred tax liabilities:
           Depreciation and Amortization               $ 35,893              $ 37,161              $ 47,662
                                                       --------              --------              --------
           Total deferred tax liabilities                35,893                37,161                47,662
                                                       --------              --------              --------
           Net deferred tax liability                  $ 32,424              $ 32,989              $ 31,193
                                                       ========              ========              ========


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

     The valuation allowance decreased by $2,462 primarily due to a decrease in the gross deferred tax assets relating to the utilization of NOL carryforwards and expiring tax credits.

     At December 31, 1998 and 1997 and June 30, 1997, the Company had U.S. federal tax NOLs of $48,684, $56,013 and $64,485, respectively, expiring through 2012. Of the amounts at December 31, 1998, the Company has available acquired federal income tax net operating loss ("Acquisition NOL") carryforwards in the amount of $4,767 representing unused losses accumulated by certain entities prior to their acquisition by the Company. These NOLs, which expire in varying amounts beginning in 2001, are restricted in terms of utilization.

    At December 31, 1998, the Company has $2,752 of investment, energy and Alternative Minimum Tax ("AMT") credits available to reduce future income taxes for federal income tax reporting purposes which begin to expire during the year 2000. Additionally, the Company has available investment, energy and AMT credits in the amount of $1,883, representing unused credits accumulated by certain entities prior to their acquisition by the Company. These credits, which are restricted in terms of utilization, will begin to expire in 1999.

     The Company's NOL carryforwards for federal income tax purposes were reduced by $15,712 due to the discharge of indebtedness under the Plan of Reorganization as described in Note 1.

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

     Minimum rental commitments under non-cancelable operating leases for the five years following December 31, 1998 are approximately $5,000 per year and approximately $22,800 thereafter.

     LEGAL PROCEEDINGS

     On August 20, 1997, a former employee of the Company filed a civil action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. A trial date has been set during the second quarter of 1999. The Company is vigorously defending the Claim and management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

     PUMPED STORAGE DEVELOPMENT

     Management believes that its pumped storage projects will not be successfully developed by the Company. However, the Company maintains certain debt obligations related to project commitments entered into during pumped storage development.

NOTE 18 - RELATED PARTY TRANSACTIONS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers ("Executive Officers") and the directors ("Directors") of CHI, their ages as of March 25, 1999, and positions with CHI are as follows:

NAME                             AGE                POSITION
----                             ---                --------
Charles F. Goff, Jr.             58             Chairman, Interim Chief Executive Officer and Director

Edward M. Stern                  40             President, Chief Operating Officer, Secretary and Director

Michael I. Storch                47             Executive Vice President

James F. Groelinger              54             Senior Vice President

Pascal J. Brun                   49             Senior Vice President

Rickey J. Cashatt                46             Senior Vice President

Daniel S. Pease                  44             Senior Vice President

Mary V. Gilbert                  37             Senior Vice President, Chief Financial Officer1

J.  Christopher Hocker           48             Vice President

Neil A. Manna                    36             Vice President, Controller and Treasurer

James J. Duplessie               39             Director

Michael J. Petrick               37             Director


---------------
1 Effective April 1, 1999, Ms. Gilbert will no longer serve as the Chief Financial Officer of the Company. She will, however, remain in an executive capacity.

     The Executive Officers and Directors of the Company are:

     CHARLES F. GOFF, JR., CHAIRMAN, INTERIM CHIEF EXECUTIVE OFFICER AND DIRECTOR -- Mr. Goff has served as a Director of the Company since 1997 and was elected Chairman and Chief Executive Officer effective March 9, 1999. He previously served as Chairman and Chief Executive Officer of Destec Energy, Inc., a major worldwide independent power developer, producer and marketer that owns power generation and gasification facilities which produce, sell and market electricity, steam and synthetic fuel gas. Prior to its sale in 1997, Destec had interests in 24 operating projects with a total rated equivalent capacity of approximately 5,136 megawatts and over three million pounds per hour of steam. In addition, Mr. Goff has served as a member of Boards of Directors of APD Partnership (a joint venture between The Dow Chemical Company and Apache Corporation), Magma Power Company, Dow Pipeline Company and Boride Products, Inc. Prior to forming Destec, Mr. Goff served 25 years with Dow in various energy and business management executive positions. Mr. Goff graduated from the University of Texas, where he earned a bachelor's degree in business administration.

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

     MICHAEL I. STORCH, EXECUTIVE VICE PRESIDENT -- Mr. Storch began his employment with CHI in June 1987. He is responsible for strategic planning relative to the future development and growth of the Company. Previously, he was responsible for operations of hydroelectric facilities owned by CHI and its affiliates, and for financial matters related to the Company, including its existing operations, acquisitions, and development. Before joining CHI he served as Vice President -- Corporate Development for G.O. Holdings Management, Inc., a management company controlled by Anglo-French financier Sir James Goldsmith. For the preceding ten years, he was employed by the accounting firm of Price Waterhouse in various capacities, last serving as Senior Audit Manager. Mr. Storch holds a Bachelor of Business Administration degree from Baruch College. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     JAMES F. GROELINGER, SENIOR VICE PRESIDENT -- Mr. Groelinger joined CHI in 1997 after five years as an independent consultant and business unit head specializing in the development and financial structuring aspects of energy projects in the U.S. and internationally. Mr. Groelinger currently serves as head of the Company's business development team. His more than 30 years of experience include positions as a director of Putnam, Hayes & Bartlett, Inc., an international strategy management consulting firm, and chief financial officer of U.S. Synthetic Fuels Corporation. Mr. Groelinger holds a Finance MBA from Temple University and a Bachelors degree in Chemical Engineering from City College of New York.

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

     RICKEY J. CASHATT, SENIOR VICE PRESIDENT -- Mr. Cashatt joined CHI in January 1996. He is currently responsible for the construction and operation of industrial energy facilities of the Company, as well as providing development support. Before joining CHI, Mr. Cashatt was a senior project manager for Destec Engineering, Inc., responsible for directing the development and construction of simple cycle and combined cycle plants in the United States and internationally. Mr. Cashatt also served as a project manager with similar responsibilities for CRS Sirrine Engineers, Inc. prior to his employment at Destec Engineering, Inc. He began his career with International Paper Company, responsible for hydroelectric and combustion power plant installation and upgrades. Mr. Cashatt holds a degree in electrical engineering from North Carolina State and is a registered professional engineer.

     DANIEL S. PEASE, SENIOR VICE PRESIDENT -- Mr. Pease joined CHI as a Construction Manager in 1986, and was made Vice President of Construction in 1988 before advancing to his current position in 1992. In his previous capacity, he was responsible for planning and managing construction related to Company-owned facilities, and for advising on engineering and construction aspects of development and acquisition opportunities. Currently, he is responsible for management of all of the Company's operating hydroelectric facilities, as well as for engineering and construction activities of the Company. Prior to joining CHI, he was a construction supervisor for Walsh Construction Company of Connecticut, serving on several major hydroelectric and nuclear construction projects. He holds a BS degree from the University of Connecticut.

     MARY V. GILBERT, SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER -- Ms. Gilbert joined CHI in July 1996 and was named to her current position in January 1997. She is currently responsible for the Company's accounting, tax, financial reporting, treasury, human resource and information systems functions as well as providing financial support for development and acquisition opportunities. Prior to joining CHI, she served in several capacities with CRSS, Inc., most recently as Vice President, Controller of the parent company. Previously she had served as Chief Financial Officer of CRSS Capital, its independent power subsidiary. Prior to joining CRSS, Ms. Gilbert was employed by Ernst and Young for six years, last holding the position of audit manager. Ms. Gilbert received a Bachelor of Science degree in accounting from the University of Colorado at Boulder. She is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Effective April 1, 1999, Ms. Gilbert will no longer serve as the Chief Financial Officer of the Company. She will, however, remain in an executive capacity, focusing primarily on growth related activities.

     J. CHRISTOPHER HOCKER, VICE PRESIDENT -- Mr. Hocker joined CHI in November 1990 as Director of Communications. Currently, he coordinates CHI's business development efforts and also is responsible for internal and external communications relating to the Company and its major projects in development and for public affairs related to the Company's involvement in national industry associations. Prior to joining CHI, he was an independent consultant specializing in communications related to the energy and environmental industries. His previous experience also includes serving as Marketing Manager for Morrison-Knudsen Engineers, Inc., specifically related to hydroelectric, environmental and transportation projects. He served as a Director of the National Hydropower Association. Mr. Hocker received a BA degree from Stanford University in 1973.

     NEIL A. MANNA, VICE PRESIDENT CONTROLLER AND TREASURER -- Mr. Manna joined CHI in 1990 as Assistant Controller. He is currently responsible for day to day financial control of the Company. He previously served as the Vice President of Financial Planning with primary responsibilities for the Company's budgeting and risk management functions.. Prior to joining CHI, he served as Controller for the sales promotion division of Marketing Corporation of America, and was also employed by the accounting firm of Price Waterhouse. Mr. Manna received a Bachelors degree in accounting from the University of Connecticut and a Finance MBA degree from Fairfield University. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     JAMES J. DUPLESSIE, DIRECTOR -- Mr. Duplessie is currently an Executive Director of United Bank of Switzerland ("UBS"). He joined UBS in June 1998 following its merger with Swiss Bank Corporation, where he was an Executive Director since 1995. Previously, Mr. Duplessie was an Executive Director of O'Connor & Associates. He received a B.A. in Economics from Washington and Lee University in 1981, an MBA from Tulane University in 1984 and a JD from Wake Forest University in 1987.

     MICHAEL J. PETRICK, DIRECTOR -- Mr. Petrick is currently a Managing Director in the fixed income division of Morgan Stanley Dean Witter & Co. ("Morgan Stanley"), and has been with Morgan Stanley since 1989. Prior to joining Morgan Stanley, Mr. Petrick was a Vice President and Portfolio Manager for First Interstate Bancorp in Los Angeles. In addition, Mr. Petrick currently serves on the boards of Marvel Enterprises and Premium Standard Farms. Mr. Petrick received a BA in Economics and Chemistry from Grinnell College in 1984 and an MBA degree from the University of Chicago in 1987.

     There are no family relationships among the Directors and officers.

     The Board of Directors has established an Executive Compensation Committee comprised of Messrs. Goff, Petrick and Duplessie and an Audit Committee comprised of Messrs. Goff, Petrick and Duplessie. During his tenure as Interim Chief Executive Officer, Mr. Goff will not serve on either of these committees.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth information concerning compensation of the following Executive Officers for services rendered during the twelve months ended December 31, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                                  ------------
                                                                 Annual            Other Annual      Stock        All Other
Name and                                                      Compensation ($)     Compensation      Option      Compensation
Principal Position                                 Year       Salary       Bonus       ($)         Grants (#)       ($)(6)
------------------                                 ----       --------------------     ---         ----------       ------
James T. Stewart(1)........................        1998       325,000      162,500       --             --            8,592
  Chairman and Chief Executive Officer             1997       311,538(4)   325,000       --          250,000          6,572
                                                                     ---
                                                   1996       238,380       58,750       --             --              --

Edward M. Stern(2).........................        1998       250,000      125,000       --             --            6,853
  President, Chief Operating Officer,              1997       247,991(4)   149,700       --          115,000          5,085
                                                                     ---
  Secretary and Director                           1996       210,331       75,000      1,650           --            4,620

Michael I. Storch                                  1998       250,000      83,333        --             --            7,182
  Executive Vice President                         1997       259,512(4)   39,990        --           55,000          4,800
                                                                     ---
                                                   1996       238,000      45,000       1,025           --           12,500

Mary V. Gilbert                                    1998       180,000      60,000        --             --            6,702
  Senior Vice President, Chief Financial
  Officer(3)                                       1997       153,077(4)   62,500        --           55,000          1,258
  ----------                                                         ---
                                                   1996        46,274(5)   27,500        --             --              --
Daniel S. Pease                                    1998       130,000      28,000        --             --            6,810
  Senior Vice President - Operations               1997       130,327(4)   27,500        --           45,000          5,457
                                                                     ---
                                                   1996       119,700      27,500        --             --            3,854


--------------------------

(1) Mr. Stewart resigned from his position as Chairman and Chief Executive Officer effective March 9, 1999.
(2) Mr. Stern was elected President and Chief Operating Officer of the Company in September 1996 and a Director of the Company in November 1997.
(3) Effective April 1, 1999, Ms. Gilbert will no longer serve as the Company's Chief Financial Officer.
(4) The salaries listed for 1997 include an extra bi-weekly pay period, or twenty-seven pay periods for the year, whereas the other years listed include twenty-six pay periods.
(5) Compensation represents salary from July 15, 1996, the commencement of Ms. Gilbert's employment with the Company.
(6) Comprised of contributions made by the Company to the 401(k) plan and life insurance premiums paid by the Company on behalf of each Executive Officer.

     The following table sets forth information with respect to the following Executive Officers concerning the exercise of options during the year ended December 31, 1998 of the Company and unexercised options held as of December 31, 1998.

       AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 1998
                          AND YEAR-END OPTION VALUES(1)

                                                  Number of Securities               Value of Unexercised
                                            Underlying Unexercised Options At        In-the-money Options
                                                  December 31, 1998 (#)          At December 31, 1998 ($)(2)
                                            ---------------------------------    ---------------------------
          Name                                Exercisable   Unexercisable          Exercisable   Unexercisable
          ----                                -----------   -------------          -----------   -------------
    James T. Stewart                            138,875       111,125(3)                --           --

    Edward M.  Stern                             63,883         51,117                  --           --

    Michael I. Storch                            30,553         24,447                  --           --

    Mary V. Gilbert                              30,553        24,447(4)                --           --

    Daniel S. Pease                              24,998         20,002                  --           --


--------------------------

(1) No options were exercised by any of the above Executive Officers during the year ended December 31, 1998.
(2) Calculated using the difference between the fair market value of the securities underlying the options and the exercise price of the options. Based on information available to the Company, the fair market value of the options did not exceed the exercise price of the options at December 31, 1998.
(3)  Mr. Stewart forfeited all of these options effective March 9, 1999.
(4) Ms. Gilbert will forfeit 19,000 of these options and vest in the remaining 5,447 options effective April 1, 1999.

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

     On March 9, 1999, James T. Stewart resigned his position as Chairman and Chief Executive Officer of the Company. He will receive monthly severance payments in accordance with the terms of his employment agreement.

     Effective April 1, 1999, Ms. Gilbert will no longer serve as the Company's Chief Financial Officer and will no longer have an employment contract with the Company. Ms. Gilbert will, however, remain in an executive capacity with the Company, focusing primarily on its growth related activities.

     Mr. Stern and Mr. Storch will each receive base salaries of $250,000 for 1999. In addition to base compensation, Mr. Stern and Mr. Storch are eligible
(i) to receive an annual bonus equal up to 150% of his base salary, in the case of Mr. Stern, and up to 100% of his base salary, in the case of Mr. Storch, (ii) to participate in benefits plans, (iii) to receive Management Options, and (iv) to receive disability and death benefits. For a discussion of the Management Options, see "1997 Stock Option Plan and Management Option Agreement" below. The contract expiration date for Mr. Stern is December 31, 2000 and for Mr. Storch is December 31, 1999.

     On March 9, 1999, CHI entered into an agreement with Charles F. Goff, Jr. The agreement provides for Mr. Goff to serve in the position of Chairman and Interim Chief Executive Officer for a minimum three month term. His compensation will consist of an initial payment of approximately $86,000 plus $15,000 per month.

     DIRECTOR COMPENSATION. Non-employee directors of the Company are entitled to receive an annual retainer of $40,000 for services as a director, plus $2,000 for attendance at each meeting of the Board of Directors as well as each committee meeting attended.

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

     1997 STOCK OPTION PLAN AND MANAGEMENT OPTION AGREEMENTS. Pursuant to the Plan of Reorganization, as of the Effective Date, Management Options to acquire New Class A Common Stock at an exercise price of $10 per share of New Class A Common Stock were granted pursuant to the Management Option Plan to certain CHI employees (including each of the executive officers mentioned above). The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Warrants. With the exception of 20,000 fully vested and exercisable options granted on the Effective Date and an additional 60,000 fully vested and exercisable options granted on March 9, 1999 to Charles F. Goff, Jr., the Management Options issued on the Effective Date will vest, or have vested and become exercisable as follows:

              Effective Date               - 33 1/3% of the Management Options

              December 31, 1998            - 22 2/9% of the Management Options

              December 31, 1999            - 22 2/9% of the Management Options

              December 31, 2000            - 22 2/9% of the Management Options


     The Management Options will also become vested and exercisable upon a change in control of CHI. The Management Options granted as of the Effective Date will terminate on the seventh anniversary of the Effective Date unless terminated at an earlier date following termination of an optionee's employment. In accordance with the Management Option Plan, Management Options issued subsequent to the Effective Date may have different exercise prices or vesting provisions. No employee of CHI will be eligible under the 1997 Stock Option Plan and Management Option Agreements to be granted Management Options to purchase more than 350,000 shares of New Class A Common Stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's New Class A Common Stock and New Class B Common Stock as of March 26, 1999 by (i) each stockholder, who, to the best of the Company's knowledge, owns beneficially more than 5% of either the outstanding shares of New Class A Common Stock or New Class B Common Stock, (ii) each of the Company's Directors , (iii) each of the Executive Officers whose names appear in the "Summary Compensation Table" and (iv) all Directors and Executive Officers as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, and such voting and investment power is exercised solely by the named person or shared with a spouse.

                                                          New Class A              New Class B               Voting
                                                          Common Stock             Common Stock              Power
            Directors, Executive Officers          -----------------------    ------------------------     ----------
                 and 5% Stockholders                 Number       %(1)           Number       %(1)             %
            ------------------------------           ------       ----           ------       ----             -
  Morgan Stanley Dean Witter & Co.
  1585 Broadway
  New York, N.Y. 10036                             3,610,630      39.74%              --         --          39.70%

  United Bank of Switzerland
  299 Park Avenue
  New York, N.Y. 10171                             3,137,206      34.53%              --         --          34.50%

  Gem Capital Management
  70 East 55th Street
  New York, N.Y. 10022                               475,000       5.23%              --         --           5.22%

  Merrill Lynch Asset Management
  800 Scudders Mill Road
  Plainsboro, N,J. 08536                             454,883       5.01%         914,710        100%          5.10%

  Charles F. Goff, Jr.(2)(3)                          80,000       0.88%              --         --           0.88%

  James T. Stewart(2)(4)                             138,875       1.53%              --         --           1.53%
  Edward M. Stern(2)(5)                               63,883       0.70%              --         --           0.70%
  Michael I. Storch(2)                                30,553       0.34%              --         --           0.34%
  Mary V. Gilbert(2)                                  30,553       0.34%              --         --           0.34%
  Daniel S. Pease(2)                                  24,998       0.28%              --         --           0.28%

  All Directors and Executive Officers
      as a group(2)                                   314,135      3.46%              --         --           3.45%


---------------
(1) Ownership percentages are calculated in accordance with SEC Rule 13d - 3(d)(1) and, therefore, exclude the dilutive effects of outstanding warrants and stock options. Consequently, these percentages do not represent ownership on a fully diluted basis as disclosed in Part I, Item 1, "Business".
(2)  All shares are represented by vested, exercisable stock options.
(3) Mr. Goff was elected Chairman and Interim Chief Executive Officer effective March 9, 1999.
(4) Mr. Stewart resigned from his position as Chairman and Chief Executive Officer effective March 9, 1999.
(5) The options granted to Mr. Stern are owned by a trust for the benefit of Mr. Stern's family (for which Mr. Stern does not act as trustee) and as such, Mr. Stern disclaims beneficial ownership of these options.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K                PAGE
              (a) 1.Financial Statements
                    Report of Independent Accountants                                      36
                    Consolidated Statements of Operations for the year ended
                             December 31, 1998, the period from November 8, 1997
                             to December 31, 1997, the period from July 1, 1997
                             to November 7, 1997, and the two fiscal years ended
                             June 30, 1997 and 1996                                        38

                    Consolidated Balance Sheet at December 31, 1998 and 1997
                             and June 30, 1997                                             39

                    Consolidated Statement of Stockholders' Equity for the for
                             the year ended December 31, 1998, the period from
                             November 8, 1997 to December 31, 1997, the period
                             from July 1, 1997 to November 7, 1997, and the two
                             fiscal years ended June 30, 1997 and 1996                     40

                    Consolidated Statement of Cash Flows for the year ended
                             December 31, 1998, the period from November 8, 1997
                             to December 31, 1997, the period from July 1, 1997
                             to November 7, 1997, and the two fiscal years ended
                             June 30, 1997 and 1996                                        41

                    Notes to Consolidated Financial Statements                             43

              (a) 2.Financial Statement Schedules


     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Individual financial statements of the Registrant have been omitted because consolidated financial statements of the Registrant and all its subsidiaries are furnished.

              (a) 3.Exhibits


Exhibit No.         Description
-----------         -----------
  ++++++2.1         Disclosure Statement dated August 8, 1997

  ++++++2.2         Plan of Reorganization under Chapter 11 of the Bankruptcy
                    Code of Consolidated Hydro, Inc.

  +++++++3.1        Restated Certificate of Incorporation of Consolidated Hydro,
                    Inc.

  +++++++3.2        By-Laws of CHI Energy, Inc.

        +3.5        Certificate of Incorporation and Bylaws of Summit Energy
                    Storage Inc.

 +++++++10.1        Stockholders Agreement

 +++++++10.2        Registration Rights Agreement

 +++++++10.3        Employment Agreements

 +++++++10.4        CHI Energy, Inc. 1997 Stock Option Plan and Form Management
                    Option Agreement

  ++++++10.5        Form of Series B Warrant

  ++++++10.6        Form of Series C Warrant



Exhibit No.         Description
-----------         -----------
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
                    Bank, as Indenture Trustee, and Meridian Trust Company, as
                    Owner Trustee



Exhibit No.         Description
-----------         -----------
       +10.22       Lease Agreement dated as of September 1, 1988 between
                    Meridian Trust Company, as +10.22 Owner Trustee, and
                    Aziscohos Hydro Company, Inc.

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

       +10.36A      Purchase Power Agreement between Duke Power Company and
                    Pelzer Hydro Company, Inc. dated February 15, 1991 (Upper
                    Pelzer)



Exhibit No.         Description
-----------         -----------
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

       +10.48 Amended and Restated Agreement of Limited Partnership, dated as of December 22, +10.48 1989, of Twin Falls Hydro
                    Associates, L.P.



Exhibit No.         Description
-----------         -----------
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

       +10.50       Letter Agreement dated March 30, 1988 between Summit Energy
                    Storage Inc. and Acres International Corporation

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

       +10.62A      Technical Services Agreement dated June 5, 1992 between
                    Summit Energy Storage Inc. and Morrison Knudsen Corporation



Exhibit No.         Description
-----------         -----------
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

       +10.72A Warrant to purchase up to 10 shares of common stock of Consolidated Pumped Storage, Inc. issued to Andrea Rich

       +10.72B      Securities Purchase Agreement between Consolidated Hydro,
                    Inc., and BCC Brown Finance (Curacao) N.V., dated June 29,
                    1992

       +10.73       Employment Agreement between Consolidated Hydro, Inc. and
                    Olof S. Nelson dated March 25, 1992

       +10.74       Employment Agreement between Consolidated Hydro, Inc. and
                    Michael I. Storch dated March 25, 1992



Exhibit No.         Description
-----------         -----------
       +10.75       Employment Agreement between Consolidated Hydro, Inc. and
                    Carol H. Cunningham dated March 25, 1992

       +10.76A      Side letter with Carol H. Cunningham dated March 25, 1992

       +10.76B Incentive Compensation and Transition Employment Agreement for the Eagle and Phenix projects, dated December 18, 1992

       +10.77 Stockholders, Optionholders and Warrantholders Agreement among Consolidated Hydro, Inc. and its stockholders, optionholders and warrantholders dated March 25, 1992

       +10.78       Purchase Agreement dated March 25, 1992 among Consolidated
                    Hydro, Inc., Madison +10.78 Group, L.P., and The Morgan
                    Stanley Leveraged Equity Fund II, L.P.

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

       +10.90       Stock Option Plan



Exhibit No.         Description
-----------         -----------
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



Exhibit No.         Description
-----------         -----------
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

     +++10.110      Agreement by and between Hydro Development Group, Inc., and
                    Hydra-Co Enterprises, Inc. dated as of May 23, 1994.

     +++10.111      Employment Agreement between Consolidated Hydro, Inc. and
                    Edward M. Stern dated November 1, 1994.

     +++10.112      Termination Agreement between Consolidated Hydro, Inc. and
                    Olof S. Nelson dated June 27, 1996.

     +++10.113      Employment Agreement between Consolidated Hydro, Inc. and
                    James T. Stewart dated July 1, 1996.

 +++++++10.114      Employment Agreement dated as of October 31, 1997, by and
                    between Consolidated Hydro, Inc. and Michael I. Storch.

 +++++++10.115      Employment Agreement dated as of October 31, 1997 by and
                    between Consolidated Hydro, Inc. and Edward M. Stern.

 +++++++10.116      Employment Agreement dated as of October 31, 1997, by and
                    between Consolidated Hydro, Inc. and Mary V. Gilbert.



Exhibit No.         Description
-----------         -----------
++++++++10.117      Amendment dated as of July 1, 1996 to the Revolving Credit
                    Agreement between Consolidated Hydro, Inc. and Den norske
                    Bank ASA

++++++++10.118      First Amended and Restated Credit Agreement dated as of
                    October 15, 1996 between Lyon Credit Corporation and BP
                    Hydro Finance Partnership.

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

   +++++10.122      Amended Engagement Letter, dated as of May 30, 1997, between
                    Consolidated Hydro, Inc. and Houlihan Lokey Howard and
                    Zukin, Inc.

  ++++++10.123      Bill of Sale dated June 13, 1997, between TKO Power, Inc.
                    and Ralphs Ranches, Inc.

  ++++++10.124      Termination Agreement dated September 9, 1997, between
                    Joseph Hydro Company, Inc. and PacifiCorp.

  ++++++10.125      Purchased Power Agreement between Duke Power and Mill Shoals
                    Hydro Company, Inc., dated August 12,1997.

        10.126      Amended and Restated Trust Indenture dated as of December
                    31, 1998 between Aquenergy Systems, Inc and UNUM Life
                    Insurance Company of America, as Trustee.

        10.127      Agreement dated as of March 9, 1999 between Charles F. Goff,
                    Jr. and CHI Energy, Inc.

        12.1        Statements regarding computation of ratios

        21.1        List of Subsidiaries of Registrant

        27.1        Financial Data Schedule

         + Incorporated by reference to the respective exhibit to the Company's Registration Statement on Form S-1 (File No.
                    33-69762).

        ++ Incorporated by reference to the Company's Current Report on Form 8- K dated May 2, 1995.

       +++          Incorporated by reference to the Company's Report on Form
                    10-K for the fiscal year ended June 30, 1996.



Exhibit No.         Description
-----------         -----------
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

   +++++++          Incorporated by reference to the Company's Report on Form
                    10-K for the transition period from July 1, 1997 to December
                    31, 1997.

  ++++++++          Incorporated by reference to the Company's Report on Form
                    10-Q for the quarterly period ended December 31, 1996.


              (b) Reports on Form 8-K:

                  NONE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHI ENERGY, INC.
                                    (Registrant)
Date: March 30, 1999                By:  /s/ Charles F. Goff, Jr.
                                       ------------------------------
                                       Chairman, Interim Chief Executive Officer
                                       and Director


         Signature                                 Title                                 Date
         ---------                                 -----                                 ----
by:
   /s/ Charles F. Goff, Jr.
------------------------------
     Charles F. Goff, Jr.          Chairman, Interim Chief Executive Officer        March 30, 1999
                                   and Director

by:
     /s/ Edward M. Stern
------------------------------
       Edward M. Stern             President, Chief Operating Officer,              March 30, 1999
                                   Secretary, and Director

by:
     /s/ Mary V. Gilbert
------------------------------
       Mary V. Gilbert             Senior Vice President, Chief Financial Officer   March 30, 1999
                                   (principal financial officer)

by:
      /s/ Neil A. Manna
------------------------------
        Neil A. Manna              Vice President, Controller and Treasurer         March 30, 1999
                                   (principal accounting officer)

by:
    /s/ Michael J. Petrick
------------------------------
      Michael J. Petrick           Director                                         March 30, 1999

by:
    /s/ James J. Duplessie
------------------------------
      James J. Duplessie           Director                                         March 30, 1999
