Form 10-Q
period 1999-03-31
CHI ENERGY INC
filed 1999-05-13
CIK 787618

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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


                                      NONE
                                      ----
         (Former name or former address, if changed since last report.)


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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class A                      Outstanding as of May 12, 1999
---------------------------------------       ------------------------------
Common stock, $.01 par value                          9,085,290

                 Class B                      Outstanding as of May 12, 1999
---------------------------------------       ------------------------------
Common stock, $.01 par value                            914,710


================================================================================

                                     INDEX

                                                                                                  Page No.
                                                                                                  --------
PART I.       FINANCIAL INFORMATION
     Item 1.      Financial Statements............................................................     2

                  Consolidated Statement of Income for the three months
                     ended March 31, 1999 and 1998 (Unaudited)...................................      3

                  Consolidated Balance Sheet at March 31, 1999
                     and  December 31, 1998 (Unaudited)..........................................      4

                  Consolidated Statement of Stockholders' Equity
                     for the three months ended March 31, 1999 (Unaudited).......................      5

                  Consolidated Statement of Cash Flows for the three months
                     ended March 31, 1999 and 1998 (Unaudited)...................................    6-7

                  Notes to Consolidated Financial Statements (Unaudited) ........................      8

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................   9-16

     Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk...........................................................     16

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................     17

     Item 2       Changes in Securities and Use of Proceeds......................................     17

     Item 3.      Defaults upon Senior Securities................................................     17

     Item 4.      Submission of Matters to a Vote of Security Holders............................     17

     Item 5.      Other Information..............................................................     17

     Item 6.      Exhibits and Reports on Form 8-K...............................................     17

     Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS








                                CHI ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                CHI ENERGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                     1 9 9 9         1 9 9 8
                                                                                     -------         -------
Operating revenues:
    Power generation revenue                                                          $ 14,016        $ 14,712
    Management fees and operations & maintenance revenues                                1,095           1,512
    Equity income in partnership interests and other partnership income                    562           1,231
                                                                                   -----------     -----------
                                                                                        15,673          17,455
                                                                                   -----------     -----------
COSTS AND EXPENSES:
    Operating                                                                            3,725           4,601
    General and administrative                                                           1,979           2,335
    Depreciation and amortization                                                        1,814           1,828
    Lease expense                                                                        1,497           1,430
                                                                                   -----------     -----------
                                                                                         9,015          10,194
                                                                                   -----------     -----------

       Income from operations                                                            6,658           7,261

INTEREST INCOME                                                                            325             272
OTHER INCOME                                                                                92             191
INTEREST EXPENSE                                                                        (1,695)         (2,112)
                                                                                   -----------     -----------
          Income before provision for income taxes                                       5,380           5,612

PROVISION FOR INCOME TAXES                                                              (2,165)           (993)
                                                                                   -----------     -----------
          NET INCOME                                                                   $ 3,215         $ 4,619
                                                                                   ===========     ===========

BASIC AND DILUTED NET INCOME PER COMMON SHARE                                           $ 0.32        $ 0.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            10,000,000      10,000,000





        The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                     MARCH 31,        DEC. 31,
                                                                                      1 9 9 9         1 9 9 8
                                                                                      -------         -------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                $ 15,673       $ 16,106
  Cash and cash equivalents restricted                                                     5,592          5,672
  Accounts receivable, net of allowance for doubtful
    accounts of $444 and $443, respectively                                                8,196          4,728
  Prepaid expenses and other current assets                                                2,654          2,029
                                                                                     -----------    -----------
      Total current assets                                                                32,115         28,535

PROPERTY, PLANT AND EQUIPMENT, NET                                                        92,135         92,331

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET           10,894         11,805

INTANGIBLE ASSETS, NET                                                                    44,866         45,535

INVESTMENTS AND OTHER LONG-TERM ASSETS                                                    40,630         41,378
                                                                                     -----------    -----------
                                                                                       $ 220,640      $ 219,584
                                                                                     ===========    ===========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                  $ 7,826        $ 9,816
  Current portion of long-term debt and obligations under capital leases                   6,459          6,327
                                                                                     -----------    -----------
      Total current liabilities                                                           14,285         16,143

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                       72,964         74,486

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                       40,570         39,349

COMMITMENTS AND CONTINGENCIES
                                                                                     -----------    -----------
          Total liabilities                                                              127,819        129,978
                                                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued              -              -
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                             91             91
    Class B common stock,  914,710 shares issued and outstanding                               9              9
  Additional paid-in capital, including $2,064 related to warrants                        85,000         85,000
  Retained earnings                                                                        7,721          4,506
                                                                                     -----------    -----------
        Total stockholders' equity                                                        92,821         89,606
                                                                                     -----------    -----------
                                                                                       $ 220,640      $ 219,584
                                                                                     ===========    ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)


                                  PREFERRED STOCK                COMMON STOCK
                                  ---------------                ------------
                                NUMBER                      NUMBER                      ADDITIONAL                      TOTAL
                               OF SHARES      REPORTED     OF SHARES          PAR        PAID-IN       RETAINED     STOCKHOLDERS'
                              OUTSTANDING      AMOUNT     OUTSTANDING        VALUE       CAPITAL       EARNINGS        EQUITY
                              ------------  -----------  --------------  -----------  -------------  ------------  --------------
Balance December 31, 1998               -            -      10,000,000        $ 100       $ 85,000       $ 4,506        $ 89,606

  Net income                                                                                               3,215           3,215
                              ------------  -----------  --------------  -----------  -------------  ------------  --------------
BALANCE MARCH 31, 1999                  -            -      10,000,000        $ 100       $ 85,000       $ 7,721        $ 92,821
                              ============  ===========  ==============  ===========  =============  ============  ==============











        The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      1 9 9 9         1 9 9 8
                                                                                      -------         -------
          CASH FLOWS FROM OPERATING ACTIVITIES:

              Net income                                                                 $ 3,215        $ 4,619

              Adjustments to reconcile net income to net cash provided by operating activities before reorganization items:
                Non-cash interest and other charges                                          164            185
                Provision relating to deferred tax liabilities                             1,883            622
                Depreciation and amortization                                              1,814          1,828
                Undistributed earnings of affiliates                                        (466)          (106)
                Increase in accounts receivable                                           (3,468)        (1,381)
                Increase in prepaid expenses and other current assets                       (625)          (359)
                Decrease in accounts payable and accrued expenses                         (1,990)        (1,354)
                                                                                     -----------     ----------
                    Net cash provided by operating activities before
                       reorganization items                                                  527          4,054
                                                                                     -----------     ----------
              Operating cash flows used for reorganization items:
                Professional fees                                                              -           (188)
                                                                                     -----------     ----------
                    Net cash used for reorganization items                                     -           (188)
                                                                                     -----------     ----------
                    Net cash provided by operating activities                                527          3,866
                                                                                     -----------     ----------
          CASH FLOWS FROM INVESTING ACTIVITIES:

                Capital expenditures                                                        (837)          (136)
                Decrease in escrow deposits                                                1,202            320
                Decrease/(increase) in investments and other long-term assets                 12            (33)
                                                                                     -----------     ----------
                     Net cash provided by investing activities                               377            151
                                                                                     -----------     ----------
          CASH FLOWS FROM FINANCING ACTIVITIES:

                Payments on long-term borrowings                                          (1,424)        (1,374)
                Increase in other long-term liabilities                                        7              2
                                                                                     -----------     ----------
                    Net cash used in financing activities                                 (1,417)        (1,372)
                                                                                     -----------     ----------

          NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                              (513)         2,645
          CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                               21,778         11,998
                                                                                     -----------     ----------
          CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                   $ 21,265       $ 14,643
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

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)


                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                      1 9 9 9         1 9 9 8
                                                                                      -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       CASH PAID DURING THE PERIOD FOR:

          Interest                                                                       $ 1,685        $ 2,057
                                                                                     ===========     ==========
          Income taxes                                                                     $ 127          $ 375
                                                                                     ===========     ==========



       SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

          As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the three months ended March 31, 1998, reorganization value in excess of amounts allocable to identifiable assets decreased by $1,659. In addition, long-term debt and obligations under capital leases decreased by $1,037 and deferred credit, state income taxes and other long-term liabilities decreased by $622.



          As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the three months ended March 31, 1999, reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long term liabilities decreased by $697.










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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except per share amounts or
                                otherwise noted)
                                   (Unaudited)


NOTE 1 - ORGANIZATION

     CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of energy and other infrastructure assets and of hydroeletric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of March 31, 1999 and 1998, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 254 and 336 megawatts ("MW"), respectively.


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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 1999 and December 31, 1998 and the results of its operations and changes in its financial position for the three months ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the December 31, 1998 Audited Consolidated Financial Statements and Notes thereto.

     Certain prior period amounts have been reclassified to conform with current period presentation.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

     There has been no significant change in the status of legal proceedings filed against the Company since December 31, 1998 and management believes that these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CHI Energy, Inc., ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, acquisition, operation and management of energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states and one Canadian province.

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

     Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of March 31, 1999, the Company had a 100% ownership or long-term lease interests in 50 projects (138 megawatts), a partial ownership interest in 11 projects (99 megawatts), and operations and maintenance ("O&M") contracts with 18 projects (17 megawatts).

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

     This information should be read in conjunction with the December 31, 1998 Audited Consolidated Financial Statements and related Notes thereto.


Power Producing Facilities

                                      AS OF                           AS OF                        AS OF
                                   MARCH 31, 1999               DECEMBER 31, 1998              MARCH 31, 1998
                                   --------------               -----------------              --------------
                                 MWS     #PROJECTS             MWS      #PROJECTS            MWS     #PROJECTS
                                 ---     ---------             ---      ---------            ---     ---------
Northeast:
100% Ownership (1)              90.88        29                90.88        29               90.88        29
Partial Ownership (2)           70.77         9                70.77(4)      9(4)            52.37         8
O&M Contracts (3)               11.32        15                12.02(5)     16(5)            92.16        19
                              -------      ----              -------      ----             -------      ----
Total                          172.97        53               173.67        54              235.41        56
                              =======      ====              =======      ====             =======      ====
Southeast:
100% Ownership (1)              27.42        13                27.42        13               27.42        13
Partial Ownership (2)            --          --                 --          --                --         --
O&M Contracts (3)                --          --                 --          --                --         --
                              -------      ----              -------      ----             -------      ----
Total                           27.42        13                27.42        13               27.42        13
                              =======      ====              =======      ====             =======      ====
West:
100% Ownership (1)               5.38         3                 5.38         3                5.38         3
Partial Ownership (2)            4.20         1                 4.20         1                4.20         1
O&M Contracts (3)                1.80(6)      2(6)             18.80         3               19.08         4
                              -------      ----              -------      ----             -------      ----
Total                           11.38         6                28.38         7               28.66         8
                              =======      ====              =======      ====             =======      ====
Northwest:
100% Ownership (1)              14.61         5                14.61(7)      5(7)            14.71         6
Partial Ownership (2)           24.00         1                24.00(8)      1(8)            24.96         2
O&M Contracts (3)                4.34         1                 4.34         1                4.34         1
                              -------      ----              -------      ----             -------      ----
Total                           42.95         7                42.95         7               44.01         9
                              =======      ====              =======      ====             =======      ====
Total:
100% Ownership (1)             138.29        50               138.29        50              138.39        51
Partial Ownership (2)           98.97        11                98.97        11               81.53        11
O&M Contracts (3)               17.46        18                35.16        20              115.58        24
                              -------      ----              -------      ----             -------      ----
Total                          254.72        79               272.42        81              335.50        86
                              =======      ====              =======      ====             =======      ====

------------

(1)  Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the addition of one project (18.40 megawatts) on November 11, 1998.
(5) Reflects the termination of three O&M contracts (80.17 megawatts) on October 31, 1998.
(6) Reflects the termination of one O&M contract (17.00 megawatts) on January 31, 1999.
(7)  Reflects the sale of one project (0.10 megawatts) on December 31, 1998.
(8)  Reflects the dissolution of one project (0.96 megawatts) on June 18, 1998.

Selected Operating Information (1):
                                                THREE MONTHS ENDED MARCH 31,
                                                  1999             1998
                                               ------------    -------------
Power generation revenues (thousands)           $ 14,016         $ 14,712
Kilowatt hours produced (thousands)               175,172          192,355
Average rate per kilowatt hour                     8.0(cents)       7.6(cents)

---------

(1)      Limited to projects included in consolidated revenues.



     As the above tables indicate, the Company's portfolio of operating projects may fluctuate from year to year in terms of total operating megawatts. The Company expects to develop, acquire, sell, or discontinue operations of certain projects, as it has in the past, if it perceives such actions to be beneficial. In the case of O&M contracts, such contracts are subject to termination for a variety of reasons. The total number of operating megawatts in the Company's portfolio is not necessarily indicative of overall financial results. In addition, the Company's industrial infrastructure business may or may not involve the ownership or operation of electric generation facilities, and therefore may have a material impact on future revenues without a corresponding increase in operating megawatts.


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


Water Flow by Region (1)

                                   THREE MONTHS ENDED MARCH 31,
                                    1999                   1998
                             -------------------    -------------------
  Northeast                       Average             Above Average
  Southeast                       Average                Average
  West                         Below Average          Above Average
  Northwest                    Above Average             Average
---------
(1) These determinations were made by management based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.


     Production of energy by the Company is typically greatest in January through June, when water flow is at its highest at most of the Company's projects, and lowest in July through September. The amount of water flow in any given period will have a direct effect on the Company's production, revenues and cash flow.

     The following tables, which show revenues from power sales and kilowatt hour production by quarter, respectively, highlight the seasonality of the Company's revenue stream. These tables should be reviewed in conjunction with the water flow information included above.

Power Generation Revenues (in thousands) (1)

                                             TWELVE MONTHS ENDED        TWELVE MONTHS ENDED
                                               DECEMBER 31, 1999         DECEMBER 31, 1998
                                             ---------------------     -----------------------
                                                 $          %               $           %
                                                 -          -               -           -
           First Quarter                     $ 14,016     100.0         $ 14,712      33.6
           Second Quarter                                                 14,185      32.3
           Third Quarter                                                   8,259      18.8
           Fourth Quarter                                                  6,712      15.3
                                             --------   -------         --------    ------
           Total                             $ 14,016     100.0         $ 43,868     100.0
                                             ========   =======         ========    ======

-----------------

 (1) Limited to projects included in consolidated revenues.


Kilowatt Hours (kWh) Produced (in thousands) (1)

                                             TWELVE MONTHS ENDED         TWELVE MONTHS ENDED
                                              DECEMBER 31, 1999           DECEMBER 31, 1998
                                            ----------------------      ---------------------
                                              KWH            %              KWH          %
                                              ---            -              ---          -
           First Quarter                      175,172      100.0          192,355      32.9
           Second Quarter                                                 191,969      32.8
           Third Quarter                                                  108,649      18.6
           Fourth Quarter                                                  92,139      15.7
                                             --------    -------         --------    ------
           Total                              175,172      100.0          585,112     100.0
                                             ========    =======         ========    ======

-------------

(1) Limited to projects included in consolidated revenues.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Operating Revenues

     Power Generation Revenue. The Company's power generation revenue decreased by $0.7 million (4.8%), from $14.7 million to $14.0 million for the three months ended March 31, 1998 and 1999, respectively.

     The Northeast region experienced a minimal increase in revenues of $0.1 million.

     The Southeast region experienced decreased revenues of $0.6 million for the three months ended March 31, 1999 primarily as a result of low water flows along a river which services three sites and the expiration of certain power purchase agreements.

     The West and Northwest regions (combined) experienced decreased revenues of $0.2 million for the three months ended March 31, 1999, primarily due to low water flows in the West.

     The Company as a whole experienced increased revenue per kilowatt hour of 0.4(cent) (5.3%), from 7.6(cent) to 8.0(cent) in the three months ended March 31, 1998 versus the three months ended March 31, 1999, respectively, primarily as a result of positive variations in the production mix and increased contract rates at certain projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and O&M revenues decreased by $0.4 million (26.7%) from $1.5 million to $1.1 million for the three months ended March 31, 1998 and 1999, respectively, due to lower levels of rebillable work performed and the termination of five O&M contracts.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income decreased $0.6 million (50.0%) from $1.2 million to $0.6 million for the three months ended March 31, 1998 and 1999, respectively, primarily due to a $1.0 million decrease resulting from a distribution received from a minority owned partnership which owns a hydroelectric project located in the Northeast during the three months ended March 31, 1998; offset by a $0.4 million increase due to the addition of a 49% owned project during November 1998.

Costs and Expenses

     Operating Expenses. Operating expenses decreased by $0.9 million (19.6%), from $4.6 million to $3.7 million for the three months ended March 31, 1998 and 1999, respectively, primarily due to (i) decreased salaries and benefits expenses due to personnel reductions; (ii) decreased repairs and maintenance expenses in the Northeast due to abnormally high expenses incurred during the three months ended March 31, 1998 as a result of a severe ice storm in January 1998; and (iii) decreased O&M contract costs due to lower levels of rebillable work performed and the termination of two O&M contracts during January 1999.

     General and Administrative Expenses. General and administrative expenses decreased by $0.3 million (13.0%) from $2.3 million to $2.0 million for the three months ended March 31, 1998 and 1999, respectively, primarily due to decreased business development expenditures and a decrease in net worth taxes due to the timing of recognition of net worth tax liabilities; offset by increased salaries and benefits expenses.

Interest Expense

     Interest expense decreased by $0.4 million (19.0%), from $2.1 million to $1.7 million, for the three months ended March 31, 1998 and 1999, respectively. The decrease was due to lower principal balances on outstanding debt, lower interest rates and the modification of terms of a note payable which resulted in an effective interest rate of 0% during the three months ended March 31, 1999.

Income Taxes

     For the three months ended March 31, 1999, the Company's effective income tax rate of 40.2% differed from the federal statutory rate primarily due to current state and alternative minimum tax liability.


LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the March 31, 1999 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                                      THREE MONTHS ENDED
                                                            MARCH 31, 1999            MARCH 31, 1998
                                                        -----------------------    ---------------------
                                                                     (AMOUNTS IN THOUSANDS)
       Cash provided by/(used in):
           Operating activities                               $    527                    $  3,866
           Investing activities                                    377                         151
           Financing activities                                 (1,417)                     (1,372)
                                                             ---------                   ---------
       Net (decrease)/increase in cash                        $   (513)                    $ 2,645
                                                             =========                   =========

     The Company's primary source of liquidity is internally generated cash from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 1999. Available external sources of liquidity include a $15.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of May 12, 1999, $5.7 million of letters of credit have been issued and are outstanding and $9.3 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

     For the three months ended March 31, 1999, the cash flow provided by operating activities was principally the result of the $6.6 million of net income adjusted for non-cash items, offset by $6.1 million of cash utilized by a change in operating assets and liabilities. Significant non-cash items include a $1.9 million provision relating to deferred tax liabilities, $1.8 million of depreciation and amortization and $0.5 million of undistributed earnings of affiliates. The cash flow provided by investing activities was primarily attributable to a $1.2 million decrease in escrow deposits offset by $0.8 million of capital expenditures. The cash flow used in financing activities was due to the repayment of $1.4 million of project debt.

     Cash provided by operating activities decreased by $3.3 million for the three months ended March 31, 1999, as compared to the three months ended March 31, 1998. The decrease resulted from a difference in cash utilized by a change in operating assets and liabilities of $2.8 million and a decrease in net income adjusted for non-cash items of $0.5 million. The difference in cash utilized by a change in operating assets and liabilities is mainly attributed to timing of cash receipts and payments.


Summary of Indebtedness

                                                                    PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                                MARCH 31, 1999             DECEMBER 31, 1998
                                                              --------------------        --------------------
                                                                           (AMOUNTS IN THOUSANDS)
         Non-recourse debt of subsidiaries                           $79,423                     $80,813
         Current portion of long-term debt                            (6,459)                     (6,327)
                                                                ------------                ------------

         Total long-term debt obligations                            $72,964                     $74,486
                                                                ============                ============

     In March 1998, the Company obtained a $15.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 1999 (the "Facility"). The Company may use proceeds from the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime + 1.5%. As of May 12, 1999, no revolving loan has been drawn under the Facility and $5.7 million of letters of credit have been issued and are outstanding.


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

     The Company's year 2000 plan addresses all information technology ("IT") systems, including proprietary and third party software, as well as non-IT systems, including the embedded technology in various devices operated by the Company. Testing of IT hardware and software systems, which is 90% complete, is scheduled to be completed by June 30, 1999. Testing performed to date, including correspondence with the Company's significant vendors, has revealed that all of the Company's vendors are currently year 2000 compliant and that the Company's current systems are either compliant or are scheduled to be upgraded by September 30, 1999. The Company has queried all of its customers as to the status of year 2000 compliance and expects to receive remaining responses by June 30, 1999. Responses received to date indicate that the applicable customers are year 2000 compliant. In the event any of the Company's customers are not year 2000 compliant, there is a possibility that the Company would not be able to deliver power to such customers. However, substantially all of the Company's customers are contractually obligated to purchase generated power pursuant to take or pay power purchase agreements, and the Company has adequate systems to measure any generation the customer's system may not have recorded, so there is minimal risk of lost revenues to the Company. In accordance with the plan, testing of non-IT automated operational systems, which is 75% complete, is scheduled to be completed by June 30, 1999. Testing performed to date has revealed that the logic controller embedded in the automated operational systems is not date sensitive.

     The costs incurred to date in relation to the Company's year 2000 plan are approximately twenty-nine thousand dollars and additional costs are estimated at thirty-one thousand dollars. These costs consist entirely of software and labor related expenditures. Management does not expect any significant exposure in the event of year 2000 non-compliance by third party vendors or customers; therefore, a formal contingency plan is not required.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

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


Date:      May 13, 1999          CHI ENERGY, INC.

                                 By: /s/ Neil A. Manna
                                     --------------------------------------
                                     Neil A. Manna
                                     Vice President of Finance,
                                     Controller and Treasurer


                                     signing on behalf of the registrant
                                     and as Principal Accounting Officer

                                 EXHIBIT INDEX



         Exhibit  27.1     Financial Data Schedule