Form 10-Q
period 1999-06-30
CHI ENERGY INC
filed 1999-08-16
CIK 787618

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class A                      Outstanding as of August 13, 1999
---------------------------------------       ---------------------------------
Common stock, $.01 par value                          9,085,290

                 Class B                      Outstanding as of August 13, 1999
---------------------------------------       ---------------------------------
Common stock, $.01 par value                            914,710


================================================================================
38684.0003


                                      INDEX
                                                                                                    Page No.
                                                                                                    --------

PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements............................................................     2

                  Consolidated Statement of Income for the three months and six months
                     ended June 30, 1999 and 1998 (Unaudited)....................................      3

                  Consolidated Balance Sheet at June 30, 1999
                     and  December 31, 1998 (Unaudited)..........................................      4

                  Consolidated Statement of Stockholders' Equity
                     for the six months ended June 30, 1999 (Unaudited)..........................      5

                  Consolidated Statement of Cash Flows for the six months
                     ended June 30, 1999 and 1998 (Unaudited)....................................    6-7

                  Notes to Consolidated Financial Statements (Unaudited) ........................      8

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................   9-17

     Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk...........................................................     17

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................     18

     Item 2       Changes in Securities and Use of Proceeds......................................     18

     Item 3.      Defaults upon Senior Securities................................................     18

     Item 4.      Submission of Matters to a Vote of Security Holders............................     18

     Item 5.      Other Information..............................................................     18

     Item 6.      Exhibits and Reports on Form 8-K...............................................     18

     Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS








                                CHI ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999

                                CHI ENERGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands except share and per share amounts)
                                  (Unaudited)


                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                                    --------                      --------
                                                                              1 9 9 9        1 9 9 8        1 9 9 9        1 9 9 8
                                                                              -------        -------        -------        -------
OPERATING REVENUES:
    Power generation revenue                                             $     10,220   $     14,185   $     24,236   $     28,897
    Management fees and operations & maintenance revenues                       1,259          1,645          2,354          3,157
    Equity income in partnership interests and other partnership income           499          1,649          1,135          2,971
                                                                         ------------   ------------   ------------   ------------
                                                                               11,978         17,479         27,725         35,025
                                                                         ------------   ------------   ------------   ------------
COSTS AND EXPENSES:
    Operating                                                                   3,798          4,306          7,523          8,907
    General and administrative                                                  1,602          2,986          3,581          5,321
    Depreciation and amortization                                               1,856          1,863          3,670          3,691
    Lease expense                                                               1,318          1,507          2,815          2,937
                                                                         ------------   ------------   ------------   ------------
                                                                                8,574         10,662         17,589         20,856
                                                                         ------------   ------------   ------------   ------------

       Income from operations                                                   3,404          6,817         10,136         14,169

INTEREST INCOME                                                                   408            362            733            634
OTHER INCOME                                                                       80            118            172            309
INTEREST EXPENSE                                                               (1,696)        (2,057)        (3,391)        (4,169)
                                                                         ------------   ------------   ------------   ------------
          Income before provision for income taxes                              2,196          5,240          7,650         10,943

PROVISION FOR INCOME TAXES                                                       (912)        (3,398)        (3,077)        (4,391)
                                                                         ------------   ------------   ------------   ------------
             NET INCOME                                                  $      1,284   $      1,842   $      4,573   $      6,552
                                                                         ============   ============   ============   ============


BASIC AND DILUTED NET INCOME PER COMMON SHARE                            $      0.13    $      0.18    $      0.46    $       0.66

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                  10,000,000     10,000,000     10,000,000      10,000,000






The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)

                                                                                                      JUNE 30,       DEC. 31,
                                                                                                       1 9 9 9        1 9 9 8
                                                                                                       -------        -------
                                                                                                     (UNAUDITED)     (AUDITED)
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                              $ 11,118      $ 16,106
  Cash and cash equivalents restricted                                                                  10,042         5,672
  Accounts receivable, net of allowance for doubtful accounts of $444 and $443, respectively             3,085         4,728
  Prepaid expenses and other current assets                                                              3,729         2,029
                                                                                                      --------      --------
      Total current assets                                                                              27,974        28,535

PROPERTY, PLANT AND EQUIPMENT, NET                                                                      97,139        92,331

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                         10,344        11,805

INTANGIBLE ASSETS, NET                                                                                  51,846        45,535

INVESTMENTS AND OTHER LONG-TERM ASSETS                                                                  40,013        41,378
                                                                                                      --------      --------
                                                                                                      $227,316      $219,584
                                                                                                      ========      ========
                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                               $  8,290      $  9,816
  Current portion of long-term debt and obligations under capital leases                                 5,594         6,327
                                                                                                      --------      --------
      Total current liabilities                                                                         13,884        16,143

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                     72,547        74,486

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                     46,419        39,349

COMMITMENTS AND CONTINGENCIES
                                                                                                      --------      --------
          Total liabilities                                                                            132,850       129,978
                                                                                                      --------      --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued                         --            --
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                           91            91
    Class B common stock,  914,710 shares issued and outstanding                                             9             9
  Additional paid-in capital, including $2,064 related to warrants                                      85,000        85,000
  Retained earnings                                                                                      9,366         4,506
                                                                                                      --------      --------
        Total stockholders' equity                                                                      94,466        89,606
                                                                                                      --------      --------
                                                                                                      $227,316      $219,584
                                                                                                      ========      ========





The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)

                                          PREFERRED STOCK                 COMMON STOCK
                                          ---------------                 ------------
                                      NUMBER                          NUMBER                       ADDITIONAL
                                     OF SHARES       REPORTED        OF SHARES         PAR          PAID-IN         RETAINED
                                   OUTSTANDING        AMOUNT       OUTSTANDING        VALUE         CAPITAL         EARNINGS
                                  --------------   -----------   ----------------  ------------  --------------   -------------

   BALANCE DECEMBER 31, 1998                  -             -         10,000,000         $ 100        $ 85,000          $ 4,506

     Net income                                                                                                           4,573

     Change in accounting method                                                                                            287
                                  --------------   -----------   ----------------  ------------  --------------   -------------
   BALANCE JUNE 30, 1999                      -             -         10,000,000         $ 100        $ 85,000          $ 9,366
                                  ==============   ===========   ================  ============  ==============   =============


                                        TOTAL
                                    STOCKHOLDERS'
                                        EQUITY
                                   ----------------

BALANCE DECEMBER 31, 1998                   $89,606

  Net income                                  4,573

  Change in accounting method                   287
                                   ----------------
BALANCE JUNE 30, 1999                      $ 94,466
                                   ================


The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)



                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                        --------
                                                                                   1 9 9 9     1 9 9 8
                                                                                   -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                    $  4,573    $  6,552

    Adjustments to reconcile net income to net cash provided by operating activities before reorganization items:
      Non-cash interest and other charges                                              328         344
      Provision relating to deferred tax liabilities                                 2,677       3,652
      Depreciation and amortization                                                  3,670       3,691
      (Undistributed)/distributed earnings of affiliates                              (221)        223
      Income from sale of partnership assets                                          --          (930)
      Decrease/(increase) in accounts receivable                                     2,115         (35)
      (Increase)/decrease in prepaid expenses and other current assets                (526)         99
      (Decrease)/increase in accounts payable and accrued expenses                  (1,650)        625
                                                                                  --------    --------
          Net cash provided by operating activities before reorganization items     10,966      14,221
                                                                                  --------    --------
    Operating cash flows used for reorganization items:
      Professional fees                                                               --          (201)
                                                                                  --------    --------
          Net cash used for reorganization items                                      --          (201)
                                                                                  --------    --------
          Net cash provided by operating activities                                 10,966      14,020
                                                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of partnership assets                                        --           930
      Capital expenditures                                                          (1,893)     (1,132)
      Increase in escrow deposits                                                     (295)     (2,269)
      Increase in investments and other long-term assets                               (34)        (96)
      Purchase of partnership interests, net of cash acquired                       (6,692)       --
                                                                                  --------    --------
           Net cash used in investing activities                                    (8,914)     (2,567)
                                                                                  --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                                              (2,737)     (3,489)
      Increase in other long-term liabilities                                           67           3
                                                                                  --------    --------
          Net cash used in financing activities                                     (2,670)     (3,486)
                                                                                  --------    --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                  (618)      7,967
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                   21,778      11,998
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                       $ 21,160    $ 19,965
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

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)



                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                           1 9 9 9              1 9 9 8
                                                                                           -------              -------
Supplemental disclosures of cash flow information:

  CASH PAID DURING THE PERIOD FOR:

            Interest                                                                    $        3,096      $         3,783
                                                                                        ==============      ===============
            Income taxes                                                                $          327      $           218
                                                                                        ==============      ===============



  Schedule of non-cash investing and financing activities:

            During the six months ended June 30, 1999, the Company purchased additional partnership interests in two partnerships for $7,337, resulting in 100% ownership of both partnerships. In conjuction with the acquisitions, liabilities were assumed as follows:

                                                         PARTNERSHIP
                                                          INTERESTS
                                                          ---------

                   Fair value of assets acquired             $ 12,846
                   Prior ownership interests                   (5,385)
                   Cash paid                                   (7,337)
                                                       --------------
                   Liabilities assumed                          $ 124
                                                       ==============


            As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the six months ended June 30, 1998, reorganization value in excess of amounts allocable to identifiable assets decreased by $2,625. In addition, long-term debt and obligations under capital leases decreased by $1,037 and deferred credit, state income taxes and other long-term liabilities decreased by $1,588.



            As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the six months ended June 30, 1999, reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long term liabilities decreased by $1,033.








The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 - ORGANIZATION


     CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business is the development, operation and management of energy and other infrastructure assets and of hydroeletric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of June 30, 1999 and 1998, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 254 and 335 megawatts ("MW"), respectively.


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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998 and the results of its operations and changes in its financial position for the six months ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the December 31, 1998 Audited Consolidated Financial Statements and Notes thereto.

     Certain prior period amounts have been reclassified to conform with current period presentation.


NOTE 3 - ACQUISITIONS

     On May 25, 1999, the Company acquired an additional 50% ownership interest in Pyrites Associates, a partnership which owns an 8.2 MW hydroelectric facility, for $4.1 million and an additional 50% ownership interest in Hydro Power Associates, a partnership which owns 25% of three hydroelectric facilities aggregating 5.4 MW, for $3.2 million. The Company now has a 100% ownership interest in both partnerships. The transactions were funded with unrestricted cash. The Company has applied purchase accounting for the acquisitions on a step-by-step basis, the results of which are preliminary. Accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

     The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 and 1998 assume the acquisitions occurred as of the beginning of the periods presented:

                                                               1999         1998
                                                            -------      -------

Operating revenues                                          $28,216      $35,689

Net income                                                  $ 5,065      $ 7,115

Basic and diluted net income per common share               $  0.51      $  0.71

     The pro forma results are not necessarily indicative of the results that would have been obtained if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     There has been no significant change in the status of legal proceedings filed against the Company since December 31, 1998 and management believes that these legal proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, acquisition, operation and management of energy and other infrastructure assets and of hydroelectric power plants. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states and one Canadian province.


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


     Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of June 30, 1999, the Company had a 100% ownership or long-term lease interests in 51 projects (146 megawatts), a partial ownership interest in 10 projects (91 megawatts), and operations and maintenance ("O&M") contracts with 18 projects (17 megawatts).


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


     A principal business focus of the Company is to develop, acquire, operate and manage industrial energy facilities and related industrial infrastructure assets (the Company's "industrial infrastructure business"). Industrial infrastructure assets include power plants, steam boilers, air compressors, water and wastewater treatment facilities and other utility-type facilities that support the manufacture of products in capital intensive process industries such as pulp and paper, chemicals, textiles, food and beverage, etc. These assets are typically assets that are necessary but ancillary to the customer's primary manufacturing activities. By outsourcing its infrastructure assets to the Company, the customer may derive a financial benefit and may also benefit from the opportunity to focus its resources on its primary business, while CHI may benefit from the long-term revenue stream resulting from such an arrangement.


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

     Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways in which to further increase competition in electricity markets, most notably by instituting customer choice of power suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain long-term power purchase contracts. At the same time, certain proposals related to electric industry restructuring have included provisions for enhancing the value of so-called "green," or environmentally friendly, generation resources. Such enhancements, if implemented, could have a beneficial effect on the Company.



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

CERTAIN KEY OPERATING RESULTS AND TRENDS

     The information in the tables below provides an overview of certain key operating results and trends which, when read in conjunction with the narrative discussion that follows, is intended to provide an enhanced understanding of the Company's results of operations. These tables include information regarding the Company's ownership of projects by region as well as information on regional water flows. As presented, the Company's project portfolio is concentrated in the Northeastern United States, a region characterized by relatively consistent long-term water flow and power purchase contract rates which are higher than in most other regions of the country.

     This information should be read in conjunction with the December 31, 1998 Audited Consolidated Financial Statements and related Notes thereto.



Power Producing Facilities


                                      AS OF                           AS OF                        AS OF
                                   JUNE 30, 1999                DECEMBER 31, 1998              JUNE 30, 1998
                                   -------------                -----------------              -------------
                                 MWS     #PROJECTS             MWS      #PROJECTS            MWS     #PROJECTS
                                 ---     ---------             ---      ---------            ---     ---------
Northeast:
100% Ownership (1)              99.08(4)     30(4)              90.88        29               90.88       29
Partial Ownership (2)           62.57(4)      8(4)              70.77(5)      9(5)            52.37        8
O&M Contracts (3)               11.32        15                 12.02(6)     16(6)            92.16       19
                             ---------     ----             ---------     -----            --------     ----
Total                          172.97        53                173.67        54              235.41       56
                             =========     ====             =========     =====            ========     ====
Southeast:
100% Ownership (1)              27.42        13                 27.42        13               27.42       13
Partial Ownership (2)            --          --                 --          --                --         --
O&M Contracts (3)                --          --                 --          --                --         --
                             ---------     ----             ---------     -----            --------     ----
Total                           27.42        13                 27.42        13               27.42       13
                             =========     ====             =========     =====            ========     ====
West:
100% Ownership (1)               5.38         3                  5.38         3                5.38        3
Partial Ownership (2)            4.20         1                  4.20         1                4.20        1
O&M Contracts (3)                1.80(7)      2(7)              18.80         3               19.08        4
                             ---------     ----             ---------     -----            --------     ----
Total                           11.38         6                 28.38         7               28.66        8
                             =========     ====             =========     =====            ========     ====
Northwest:
100% Ownership (1)              14.61         5                 14.61(8)      5(8)            14.71        6
Partial Ownership (2)           24.00         1                 24.00         1               24.00        1
O&M Contracts (3)                4.34         1                  4.34         1                4.34        1
                             ---------     ----             ---------     -----            --------     ----
Total                           42.95         7                 42.95         7               43.05        8
                             =========     ====             =========     =====            ========     ====
Total:
100% Ownership (1)             146.49        51                138.29        50              138.39       51
Partial Ownership (2)           90.77        10                 98.97        11               80.57       10
O&M Contracts (3)               17.46        18                 35.16        20              115.58       24
                             ---------     ----             ---------     -----            --------     ----
Total                          254.72        79                272.42        81              334.54       85
                             =========     ====             =========     =====            ========     ====
------------

(1)  Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4)  Reflects the purchase of the remaining ownership interest of one project
     (8.20 megawatts) on May 25, 1999.
(5) Reflects the addition of one project (18.40 megawatts) on November 11, 1998.
(6) Reflects the termination of three O&M contracts (80.14 megawatts) on October 31, 1998.
(7)  Reflects the termination of one O&M contract (17.0 megawatts) on January
     31, 1999.
(8)  Reflects the sale of one project (0.10 megawatts) on December 31, 1998.



Selected Operating Information(1):

                                                THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,

                                                  1999             1998                     1999                 1998
                                               ------------    -------------           ---------------      ---------------
Power generation revenues (thousands)           $  10,220        $   14,185               $ 24,236            $   28,897
Kilowatt hours produced (thousands)               145,505           191,969                320,677               384,324
Average rate per kilowatt hour                        7.0(cent)         7.4(cent)              7.6(cent)             7.5(cent)
---------
(1)      Limited to projects included in consolidated revenues.



     As the above tables indicate, the Company's portfolio of operating projects may fluctuate from year to year in terms of total operating megawatts. The Company expects to develop, acquire, sell or discontinue operations of certain projects, as it has in the past, if it perceives such actions to be beneficial. In the case of O&M contracts, such contracts are subject to termination for a variety of reasons. The total number of operating megawatts in the Company's portfolio is not necessarily indicative of overall financial results. In addition, the Company's industrial infrastructure business may or may not involve the ownership or operation of electric generation facilities, and therefore may have a material impact on future revenues without a corresponding increase in operating megawatts.

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


Water Flows by Region (1)

                                    THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,

                                    1999                   1998                   1999                    1998
                             -------------------    -------------------    --------------------     -----------------
  Northeast                    Below Average          Above Average           Below Average          Above Average
  Southeast                    Below Average          Above Average           Below Average          Above Average
  West                            Average             Above Average              Average             Above Average
  Northwest                    Above Average          Above Average           Above Average          Above Average
---------
(1)  These determinations were made by management based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.



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

Power Generation Revenues (in thousands) (1)

                              TWELVE MONTHS ENDED        TWELVE MONTHS ENDED
                                DECEMBER 31, 1999         DECEMBER 31, 1998
                              ---------------------     ---------------------
                                  $           %               $            %
                                  -           -               -            -
First Quarter                 $ 14,016        57.8        $ 14,712       33.6
Second Quarter                  10,220(2)     42.2          14,185       32.3
Third Quarter                                                8,259       18.8
Fourth Quarter                                               6,712       15.3
                              --------    --------         -------   --------
Total                         $ 24,236       100.0        $ 43,868      100.0
                              ========    ========         =======   ========

-----------------
(1)  Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $754 for the three months ended June 30, 1999.


Kilowatt Hours (kWh) Produced (in thousands) (1)

                        TWELVE MONTHS ENDED           TWELVE MONTHS ENDED
                         DECEMBER 31, 1999             DECEMBER 31, 1998
                       ----------------------      ------------------------
                         KWH            %              KWH          %
                         ---            -              ---          -
First Quarter           175,172          54.6         192,355      32.9
Second Quarter          145,505(2)       45.4         191,969      32.8
Third Quarter                                         108,649      18.6
Fourth Quarter                                         92,139      15.7
                        -------        -------       --------   -------
Total                   320,677          100.0        585,112     100.0
                        =======        =======       ========   =======
-------------
(1)  Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 14,259 kWh of the business interruption revenue for the three months ended June 30, 1999.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue decreased by $4.0 million (28.2%), from $14.2 million to $10.2 million for the three months ended June 30, 1998 and 1999, respectively.

     The Northeast region experienced decreased revenues of $2.9 million primarily as a result of decreased water flows throughout the region.

     The Southeast region experienced decreased revenues of $0.9 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of certain power purchase agreements.

     The West and Northwest regions (combined) experienced decreased revenues of $0.2 million due to decreased water flows in the West.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.4(cent) (5.4%) from 7.4(cent) to 7.0(cent) in the three months ended June 30, 1998 and 1999, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues decreased by $0.3 million (18.8%) from $1.6 million to $1.3 million for the three months ended June 30, 1998 and 1999, respectively, primarily due to decreased levels of rebillable work performed during the three months ended June 30, 1999 versus the comparable period in 1998 and a performance based incentive fee earned during 1998.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income decreased by $1.1 million (68.8%) from $1.6 million to $0.5 million for the three months ended June 30, 1998 and 1999, respectively, primarily due to a cash distribution received during 1998 from the sale of assets in connection with the dissolution of a partnership in the West, in which the Company had general and limited partnership interests.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses decreased by $0.5 million (11.6%) from $4.3 million to $3.8 million for the three months ended June 30, 1998 and 1999, respectively, primarily due to decreased levels of rebillable work performed during the three months ended June 30, 1999 versus the three months ended June 30, 1998 and lower property taxes resulting from decreased power sales during the three months ended June 30, 1999.

     General and Administrative Expenses. General and administrative expenses decreased by $1.4 million (46.7%) from $3.0 million to $1.6 million for the three months ended June 30, 1998 and 1999, respectively, primarily due to decreased expenditures for business development during the three months ended June 30, 1999.


Interest Expense
----------------

     Interest expense decreased by $0.4 million (19.0%) from $2.1 million to $1.7 million for the three months ended June 30, 1998 and 1999, respectively. The decrease was due to lower principal balances on outstanding debt, lower interest rates and the modification of terms of a note payable which resulted in an effective interest rate of 0% during the three months ended June 30, 1999.

Income Taxes
------------

     For the three months ended June 30, 1999, the Company's effective income tax rate of 41.5% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax liability.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue decreased by $4.7 million (16.3%), from $28.9 million to $24.2 million for the six months ended June 30, 1998 and 1999, respectively.

     The Northeast region experienced decreased revenues of $2.8 million primarily as a result of decreased water flows throughout the region.

     The Southeast region experienced decreased revenues of $1.5 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The West and Northwest regions (combined) experienced decreased revenues of $0.4 million due to decreased water flows in the West.

     The Company as a whole experienced increased revenue per kilowatt hour of 0.1(cent) (1.3%) from 7.5(cent) to 7.6(cent) during the six months ended June 30, 1998 and 1999, respectively.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues decreased by $0.8 million (25.0%) from $3.2 million to $2.4 million for the six months ended June 30, 1998 and 1999, respectively, primarily due to decreased levels of rebillable work performed during the six months ended June 30, 1999 versus the comparable period in 1998 and a performance based incentive fee earned during 1998.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income decreased by $1.9 million (63.3%) from $3.0 million to $1.1 million for the six months ended June 30, 1998 and 1999, respectively, primarily due to a cash distribution received during 1998 from a minority owned partnership which owns a hydroelectric project located in the Northeast and a cash distribution received during 1998 from the sale of assets in connection with the dissolution of a partnership in the West, in which the Company had general and limited partnership interests.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses decreased by $1.4 million (15.7%) from $8.9 million to $7.5 million for the six months ended June 30, 1998 and 1999, respectively, primarily due to (i) decreased salaries and benefits expenses resulting from personnel reductions, (ii) decreased repair and maintenance expenses in the Northeast resulting from higher expenses during the six months ended June 30, 1998 as a result of a severe ice storm in January 1998 and

(iii) decreased O&M contract costs due to lower levels of rebillable work performed and the termination of six O&M contracts since June 30, 1998.

     General and Administrative Expenses. General and administrative expenses decreased by $1.7 million (32.1%) from $5.3 million to $3.6 million for the six months ended June 30, 1998 and 1999, respectively, primarily due to decreased expenditures for business development during the six months ended June 30, 1999 and a decrease in net worth taxes due to the timing of recognition of net worth tax liabilities.


Interest Expense
----------------

     Interest expense decreased by $0.8 million (19.0%) from $4.2 million to $3.4 million for the six months ended June 30, 1998 and 1999, respectively. The decrease was due to lower principal balances on outstanding debt, lower interest rates and the modification of terms of a note payable which resulted in an effective interest rate of 0% during the six months ended June 30, 1999.

Income Taxes
------------

     For the six months ended June 30, 1999, the Company's effective income tax rate of 40.2% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax liability.


LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the June 30, 1999 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:


                                                                      SIX MONTHS ENDED
                                                            JUNE 30, 1999             JUNE 30, 1998
                                                        -----------------------    ---------------------
                                                                  (AMOUNTS IN THOUSANDS)

       Cash provided by/(used in):
           Operating activities                             $   10,966                   $  14,020
           Investing activities                                 (8,914)                     (2,567)
           Financing activities                                 (2,670)                     (3,486)
                                                             ---------                    --------
       Net (decrease)/increase in cash                      $     (618)                  $   7,967
                                                             =========                    ========

     The Company's primary source of liquidity is internally generated cash from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 1999. Available external sources of liquidity include a $15.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of August 13, 1999, $5.9 million of letters of credit have been issued and are outstanding and $9.1 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external source of funds through debt and/or equity offerings.

     For the six months ended June 30, 1999, the cash flow provided by operating activities was principally the result of the $11.0 million of net income adjusted for non-cash items. Significant non-cash items include $3.7 million of depreciation and amortization, a $2.7 million provision relating to deferred tax liabilities and $0.3 million of non-cash interest and other charges. The cash flow used in investing activities was primarily attributable to $6.7 million used for the purchase of an additional 50% interest in Pyrites Associates and Hydro Power Associates, net of cash acquired, $1.9 million of capital expenditures and a $0.3 million increase in escrow deposits. The cash flow used in financing activities was primarily due to the repayment of $2.7 million of project debt.

     Cash provided by operating activities decreased by $2.9 million for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The decrease resulted from a decrease in net income adjusted for non-cash items of $2.3 million and a difference in cash utilized by a change in operating assets and liabilities of $0.6 million. The difference in net income adjusted for non-cash items is mainly attributed to unfavorable operating conditions during the second quarter of 1999.


Summary of Indebtedness
                                                                    PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                                 JUNE 30, 1999             DECEMBER 31, 1998
                                                              --------------------        --------------------
                                                                           (AMOUNTS IN THOUSANDS)

         Non-recourse debt of subsidiaries                           $78,141                     $80,813
         Current portion of long-term debt                            (5,594)                     (6,327)
                                                                     -------                     -------

         Total long-term debt obligations                            $72,547                     $74,486
                                                                     =======                     =======


     In March 1998, the Company obtained a $15.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 1999 (the "Facility"). The Company may use proceeds from the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime +1.5%. As of August 13, 1999, no revolving loans were outstanding under the Facility and $5.9 million of letters of credit have been issued and are outstanding.


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

     The Company's year 2000 plan addresses all information technology ("IT") systems, including proprietary and third party software, as well as non-IT systems, including the embedded technology in various devices operated by the Company. Testing of IT hardware and software systems, which is 95% complete, is scheduled to be completed by September 30, 1999. Testing performed to date, including correspondence with the Company's significant vendors, has revealed that all of the Company's vendors are currently year 2000 compliant and that the Company's current systems are either compliant or are scheduled to be upgraded by September 30, 1999. The Company has queried all of its customers as to the status of year 2000 compliance and responses received indicate that the customers are year 2000 compliant. In the event any of the Company's customers are not year 2000 compliant, there is a possibility that the Company would not be able to deliver power to such customers. However, substantially all of the Company's customers are contractually obligated to purchase generated power pursuant to take or pay power purchase agreements, and the Company has adequate systems to measure any generation the customer's system may not have recorded, so there is minimal risk of lost revenues to the Company. In accordance with the plan, testing of non-IT automated operational systems, which is 95% complete, is scheduled to be completed by August 31, 1999. Testing performed to date has revealed that the logic controller embedded in the automated operational systems is not date sensitive.

     The costs incurred to date in relation to the Company's year 2000 plan are approximately thirty-seven thousand dollars and additional costs are estimated at twenty-three thousand dollars. These costs consist entirely of software and labor related expenditures. Management does not expect any significant exposure in the event of year 2000 non-compliance by third party vendors or customers; therefore, a formal contingency plan is not required.


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


(b) Reports on Form 8-K

         NONE

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      August 13, 1999          CHI ENERGY, INC.

                                    By:     /s / Neil A. Manna
                                           ----------------------------------
                                           Neil A. Manna
                                           Vice President of Finance,
                                           Controller and Treasurer

                                           signing on behalf of the registrant
                                           and as Principal Accounting Officer