Form 10-Q
period 1999-09-30
CHI ENERGY INC
filed 1999-11-15
CIK 787618

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

              Class A                      Outstanding as of November 11, 1999
------------------------------------       -----------------------------------
Common stock, $.01 par value                             9,085,290


              Class B                      Outstanding as of November 11, 1999
------------------------------------       -----------------------------------
Common stock, $.01 par value                               914,710


================================================================================


38684.0003

                                      INDEX

                                                                                                                    Page No.
                                                                                                                    --------
PART I.         FINANCIAL INFORMATION

      Item 1.        Financial Statements.........................................................................      2

                     Consolidated Statement of Operations for the three months and nine months
                        ended September 30, 1999 and 1998 (Unaudited).............................................      3

                     Consolidated Balance Sheet at September 30, 1999
                        and  December 31, 1998 (Unaudited)........................................................      4

                     Consolidated Statement of Stockholders' Equity
                        for the nine months ended September 30, 1999 (Unaudited)..................................      5

                     Consolidated Statement of Cash Flows for the nine months
                        ended September 30, 1999 and 1998 (Unaudited).............................................    6-7

                     Notes to Consolidated Financial Statements (Unaudited) ......................................    8-9

      Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.............................................  10-18

      Item 3.        Quantitative and Qualitative Disclosures
                        About Market Risk.........................................................................     18

PART II.             OTHER INFORMATION

      Item 1.        Legal Proceedings............................................................................     19

      Item 6.        Exhibits and Reports on Form 8-K.............................................................     19

      Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS








                                CHI ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                                  1 9 9 9            1 9 9 8             1 9 9 9            1 9 9 8
                                                                  -------            -------             -------            -------
OPERATING REVENUES:
    Power generation revenue                                      $ 6,382            $ 8,259            $ 30,618           $ 37,156
    Management fees and operations & maintenance revenues           1,262              2,134               3,616              5,291
    Equity (loss)/income in partnership interests and
      other partnership income                                         (2)               251               1,133              3,222
                                                               ----------         ----------          ----------         ----------
                                                                    7,642             10,644              35,367             45,669
                                                               ----------         ----------          ----------         ----------
COSTS AND EXPENSES:
    Operating                                                       3,963              4,706              11,486             13,613
    General and administrative                                      1,163              1,892               4,744              7,213
    Depreciation and amortization                                   1,868              1,823               5,538              5,514
    Lease expense                                                   1,529              1,576               4,344              4,513
                                                               ----------         ----------          ----------         ----------
                                                                    8,523              9,997              26,112             30,853
                                                               ----------         ----------          ----------         ----------

       (Loss)/Income from operations                                 (881)               647               9,255             14,816

INTEREST INCOME                                                       383                509               1,116              1,143
OTHER INCOME                                                           14                 23                 186                332
INTEREST EXPENSE                                                   (1,663)            (2,008)             (5,054)            (6,177)
                                                               ----------         ----------          ----------         ----------
          (Loss)/Income before benefit/(provision) for
             income taxes                                          (2,147)              (829)              5,503             10,114

BENEFIT/(PROVISION) FOR INCOME TAXES                                  863                373              (2,214)            (4,018)
                                                               ----------         ----------          ----------         ----------
             NET (LOSS)/INCOME                                   $ (1,284)            $ (456)            $ 3,289            $ 6,096
                                                               ==========         ==========          ==========         ==========


BASIC AND DILUTED NET (LOSS)/INCOME PER COMMON SHARE              $ (0.13)           $ (0.05)             $ 0.33             $ 0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                       10,000,000         10,000,000          10,000,000         10,000,000


         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)


                                                                                                     SEPT. 30,            DEC. 31,
                                                                                                      1 9 9 9             1 9 9 8
                                                                                                      -------             -------
                                                                                                    (UNAUDITED)          (AUDITED)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                               $ 6,638            $ 16,106
  Cash and cash equivalents restricted                                                                   5,369               5,672
  Accounts receivable, net of allowance for doubtful accounts of $444 and $443, respectively             5,612               4,728
  Prepaid expenses and other current assets                                                              3,831               2,029
                                                                                                 -------------       -------------
      Total current assets                                                                              21,450              28,535

PROPERTY, PLANT AND EQUIPMENT, NET                                                                      96,518              92,331

FACILITIES UNDER DEVELOPMENT                                                                             7,190                   -

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                          9,512              11,805

INTANGIBLE ASSETS, NET                                                                                  51,119              45,535

INVESTMENTS AND OTHER LONG-TERM ASSETS                                                                  38,245              41,665
                                                                                                 -------------       -------------
                                                                                                     $ 224,034           $ 219,871
                                                                                                 =============       =============
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                                $ 9,593             $ 9,816
  Current portion of long-term debt and obligations under capital leases                                 5,765               6,327
                                                                                                 -------------       -------------
      Total current liabilities                                                                         15,358              16,143

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                     70,466              74,486

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                     45,028              39,349

COMMITMENTS AND CONTINGENCIES
                                                                                                 -------------       -------------
          Total liabilities                                                                            130,852             129,978
                                                                                                 -------------       -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued                            -                   -
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                           91                  91
    Class B common stock,  914,710 shares issued and outstanding                                             9                   9
  Additional paid-in capital, including $2,064 related to warrants                                      85,000              85,000
  Retained earnings                                                                                      8,082               4,793
                                                                                                 -------------       -------------
        Total stockholders' equity                                                                      93,182              89,893
                                                                                                 -------------       -------------
                                                                                                     $ 224,034           $ 219,871
                                                                                                 =============       =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                            PREFERRED STOCK                   COMMON STOCK
                         NUMBER                          NUMBER                      ADDITIONAL                         TOTAL
                       OF SHARES      REPORTED         OF SHARES         PAR          PAID-IN         RETAINED       STOCKHOLDERS'
                      OUTSTANDING      AMOUNT         OUTSTANDING       VALUE         CAPITAL         EARNINGS          EQUITY
                     -------------   -----------   ----------------  ------------  --------------   -------------  ----------------
BALANCE
 DECEMBER 31, 1998              -             -         10,000,000         $ 100        $ 85,000         $ 4,793          $ 89,893

 Net income                                                                                                3,289             3,289
                     -------------   -----------   ----------------  ------------  --------------   -------------  ----------------
BALANCE
 SEPTEMBER 30, 1999             -             -         10,000,000         $ 100        $ 85,000         $ 8,082          $ 93,182
                     =============   ===========   ================  ============  ==============   =============  ================


















               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                         NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                   1 9 9 9              1 9 9 8
                                                                                                   -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                                      $ 3,289               $ 6,096

    Adjustments to reconcile net income to net cash provided by operating activities before reorganization items:
      Non-cash interest and other charges                                                               539                   503
      Provision relating to deferred tax liabilities                                                  1,926                 3,525
      Depreciation and amortization                                                                   5,538                 5,514
      Undistributed earnings of affiliates                                                              (85)                  (43)
      Income from sale of partnership assets                                                              -                  (930)
      (Increase)/decrease in accounts receivable                                                       (412)                1,926
      Increase in prepaid expenses and other current assets                                            (628)                 (471)
      Decrease in accounts payable and accrued expenses                                                (347)                 (611)
                                                                                               ------------          ------------
          Net cash provided by operating activities before reorganization items                       9,820                15,509
                                                                                               ------------          ------------
    Operating cash flows used for reorganization items:
      Professional fees                                                                                   -                  (201)
                                                                                               ------------          ------------
          Net cash used for reorganization items                                                          -                  (201)
                                                                                               ------------          ------------
          Net cash provided by operating activities                                                   9,820                15,308
                                                                                               ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of partnership assets                                                            -                   930
      Cost of development expenditures                                                               (7,190)                    -
      Capital expenditures                                                                           (2,333)               (1,772)
      Decrease in escrow deposits                                                                       664                 1,354
      Decrease in investments and other long-term assets                                                639                     1
      Purchase of partnership interests, net of cash acquired                                        (6,692)                    -
                                                                                               ------------          ------------
           Net cash (used in)/provided by investing activities                                      (14,912)                  513
                                                                                               ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                                                               (4,679)               (5,920)
      Increase in other long-term liabilities                                                             -                    13
                                                                                               ------------          ------------
          Net cash used in financing activities                                                      (4,679)               (5,907)
                                                                                               ------------          ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                                 (9,771)                9,914
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                                    21,778                11,998
                                                                                               ------------          ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                        $ 12,007              $ 21,912
                                                                                               ============          ============


         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                  1 9 9 9              1 9 9 8
                                                                  -------              -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  CASH PAID DURING THE PERIOD FOR:

            Interest                                               $ 4,730               $ 5,801
                                                              ============          ============
            Income taxes                                             $ 394                 $ 326
                                                              ============          ============




  SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

            During the nine months ended September 30, 1999, the Company purchased additional partnership interests in two partnerships for $7,337, resulting in 100% ownership of both partnerships. In conjuction with the acquisitions, liabilities were assumed as follows:

                                                              PARTNERSHIP
                                                               INTERESTS

                    Fair value of assets acquired                $ 12,846
                    Prior ownership interests                      (5,385)
                    Cash paid                                      (7,337)
                                                              -----------
                    Liabilities assumed                             $ 124
                                                              ===========


            As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the nine months ended September 30, 1998, reorganization value in excess of amounts allocable to identifiable assets decreased by $4,022. In addition, accounts payable and accrued expense decreased by $392, long-term debt and obligations under capital leases decreased by $1,037 and deferred credit, state income taxes and other long-term liabilities decreased by $2,593.


            As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the nine months ended September 30, 1999, reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long term liabilities decreased by $1,683.







         The accompanying notes are an integral part of the consolidated financial statements.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Amounts in thousands except per share amounts or otherwise noted)
                                   (Unaudited)

NOTE 1 - ORGANIZATION


      CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business is the development, acquisition, operation and management of renewable energy and other energy-related assets. Renewable energy generally includes hydroelectric, biomass, landfill gas, wind and solar generating facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of September 30, 1999 and 1998, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 254 and 334 megawatts ("MW"), respectively.


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

      The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 1999 and December 31, 1998 and the results of its operations and changes in its financial position for the nine months ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the December 31, 1998 Audited Consolidated Financial Statements and Notes thereto.

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

      In addition, the Company has restated its prior period financial statements to reflect a change from the cost to equity method of accounting for the investment in Hydro Power Associates, in accordance with the provisions of Accounting Principles Board Opinion No 18 "Equity Method of Accounting for Investments in Common Stock". As a result of this restatement, Equity income in partnership interests and other partnership income has been increased by $30, $123 and $233 for the three months ended September 30, 1998 and the nine months ended September 30, 1999 and 1998, respectively, and Investments and other long-term assets and Retained earnings have been increased by $287 at December 31, 1998.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Amounts in thousands except per share amounts or otherwise noted)
                                   (Unaudited)


NOTE 3 - ACQUISITIONS (CONTINUED)


      The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 and 1998 assume the acquisitions occurred as of the beginning of the periods presented:

                                                     1999              1998
                                                     ----              ----

Operating revenues                                  $35,712           $46,602
Net income                                          $ 3,674           $ 6,895
Basic and diluted net income per common share       $  0.37           $  0.69


      The pro forma results are not necessarily indicative of the results that would have been obtained if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.


NOTE 4 - FACILITIES UNDER DEVELOPMENT


      During August 1999, the Company secured financing for the St. Felicien project, a 23 MW biomass cogeneration facility located in Quebec, Canada. On November 2, 1999, the Company entered into an agreement to sell an ownership interest in the project which would reduce the Company's ownership interest to 60%. The project is now under construction and is expected to commence commercial operation in the spring of 2001.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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


NOTE 6 - SUBSEQUENT EVENT

      On November 4, 1999, the Company amended its $15 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 1999 (the "Facility") to provide for a $35 million total facility, subject to a certain coverage ratio, with an initial expiration date of December 31, 2001 (the "Amended Facility"). The terms and conditions of the Amended Facility are substantially the same as those of the Facility. Upon expiration of the Amended Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on revolving loans is prime +1.5%. As of November 11, 1999, remaining availability is approximately $27.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, acquisition, operation and management of renewable energy and other energy-related assets. Renewable energy generally includes hydroelectric, biomass, landfill gas, wind and solar generating facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states and one Canadian province. In addition, the Company has commenced construction of a 23 megawatt ("MW") biomass cogeneration facility, the St. Felicien project, in Quebec.


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


      Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of September 30, 1999, the Company had a 100% ownership or long-term lease interest in 51 projects (146 MW), a partial ownership interest in 10 projects (91 MW), and operations and maintenance ("O&M") contracts with 18 projects (17 MW).


      CHI sells substantially all of the electric energy and capacity from its projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.


      The electric power industry in the United States is undergoing significant structural changes, evolving from a highly regulated industry dominated by monopoly utilities to a deregulated, competitive industry providing energy customers with an increasing degree of choice among sources of electric power supply. The Company believes that it is well positioned to take advantage of new business opportunities, particularly in the renewable energy sector, occasioned by electric industry restructuring in the U.S. and other countries. The Company will seek to capitalize on these new opportunities in energy-related products and services by taking advantage of its existing technical and financial expertise and using its geographic presence in most U.S. regions and Eastern Canada to realize economies of scale in the development, acquisition, administration, operation and maintenance of facilities.


      The performance of the Company in the future will be affected by a number of factors, in addition to the structural changes to the electric power industry described above. The Company competes for hydroelectric and other renewable energy projects with a broad range of electric power producers including other independent power producers of various sizes and many well-capitalized domestic and foreign industry participants such as utilities, equipment manufacturers and affiliates of industrial companies, many of whom are aggressively pursuing power development programs and have relatively low return-on-capital objectives.


      Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways in which to further increase competition in electricity markets, most notably by instituting customer choice of power suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain long-term power purchase contracts. At the same time, certain proposals related to electric industry restructuring have included provisions for enhancing the value of so-called "green", or environmentally friendly, generation resources. Such enhancements, if implemented, could have a beneficial effect on the Company.

Power Generation Revenue

      The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 27 years. After the expiration of such power purchase agreements, rates generally are expected to change to the purchasing utility's avoided cost for delivered energy or to market rates, which are likely to be lower than expiring power purchase agreement rates. Fluctuations in revenues and related cash flows are generally attributable to changes in production mix, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.


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


Power Producing Facilities

                                            AS OF                             AS OF                               AS OF
                                     SEPTEMBER 30, 1999                  DECEMBER 31, 1998                 SEPTEMBER 30, 1998
                                     ------------------                  -----------------                 ------------------
                                     MWS       #PROJECTS                MWS        #PROJECTS               MWS       #PROJECTS
                                     ---       ---------                ---        ---------               ---       ---------
Northeast:
100% Ownership (1)                   99.08(4)        30(4)               90.88           29                  90.88          29
Partial Ownership (2)                62.57(4)         8(4)               70.77(5)         9(5)               52.37           8
O&M Contracts (3)                    11.32           15                  12.02(6)        16(6)               92.16          19
                                  ---------        ----               ---------        ----               ---------       ----
Total                               172.97           53                 173.67           54                 235.41          56
                                  =========        ====               =========        ====               =========       ====
Southeast:
100% Ownership (1)                   27.42           13                  27.42           13                  27.42          13
Partial Ownership (2)                  --            --                    --            --                   --           --
O&M Contracts (3)                     --             --                    --            --                   --           --
                                  ---------        ----               ---------        ----               ---------       ----
Total                                27.42           13                  27.42           13                  27.42          13
                                  =========        ====               =========        ====               =========       ====
West:
100% Ownership (1)                    5.38            3                   5.38            3                   5.38           3
Partial Ownership (2)                 4.20            1                   4.20            1                   4.20           1
O&M Contracts (3)                     1.80(7)         2(7)               18.80            3                  18.80           3
                                  ---------        ----               ---------        ----              ----------       ----
Total                                11.38            6                  28.38            7                  28.38           7
                                  =========        ====               =========        ====               =========       ====
Northwest:
100% Ownership (1)                   14.61            5                  14.61(8)         5(8)               14.71           6
Partial Ownership (2)                24.00            1                  24.00            1                  24.00           1
O&M Contracts (3)                     4.34            1                   4.34            1                   4.34           1
                                  ---------        ----               ---------        ----              ----------       ----
Total                                42.95            7                  42.95            7                  43.05           8
                                  =========        ====               =========        ====               =========       ====
Total:
100% Ownership (1)                  146.49           51                 138.29           50                 138.39          51
Partial Ownership (2)                90.77           10                  98.97           11                  80.57          10
O&M Contracts (3)                    17.46           18                  35.16           20                 115.30          23
                                  ---------        ----               ---------        ----              ----------       ----
Total                               254.72           79                 272.42           81                 334.26          84
                                  =========        ====               =========        ====               =========       ====
------------


(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the purchase of the remaining ownership of interest of one project (8.20 megawatts) on May 25, 1999.
(5) Reflects the addition of one project (18.40 megawatts) on November 11, 1998.
(6) Reflects the termination of three O&M contracts (80.14 megawatts) on October 31, 1998.
(7) Reflects the termination of one O&M contract (17.00 megawatts) on January 31, 1999.
(8)   Reflects the sale of one project (0.10 megawatts) on December 31, 1998.

Selected Operating Information (1):

                                          THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                              1999               1998                     1999                    1998
                                          -------------     ----------------        ------------------      ------------------
Power generation revenues (thousands)        $ 6,382          $    8,259                 $ 30,618              $     37,156
Kilowatt hours produced (thousands)           84,707             108,649                  405,384                   492,973
Average rate per kilowatt hour                   7.5(cent)           7.6(cent)                7.6(cent)                 7.5(cent)


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

Water Flow by Region (1)

                             THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                             1999                       1998                        1999                        1998
                     ----------------------     ----------------------     ------------------------      -------------------
  Northeast              Below Average              Above Average               Below Average              Above Average
  Southeast              Below Average              Below Average               Below Average                 Average
  West                      Average                    Average                     Average                 Above Average
  Northwest                 Average                    Average                  Above Average              Above Average


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

Power Generation Revenues (in thousands) (1)

                                              TWELVE MONTHS ENDED           TWELVE MONTHS ENDED
                                               DECEMBER 31, 1999             DECEMBER 31, 1998
                                            ------------------------     ---------------------------
                                                 $            %                 $             %
                                                 -            -                 -             -
    First Quarter                           $     14,016     45.8          $   14,712        33.6
    Second Quarter                                10,220(2)  33.4              14,185        32.3
    Third Quarter                                 6,382      20.8               8,259        18.8
    Fourth Quarter                                                              6,712        15.3
                                            -----------     -----          ----------       -----
    Total                                   $    30,618     100.0          $   43,868       100.0
                                            ===========     =====          ==========       =====

-----------------
(1)   Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $754 for the three months ended June 30, 1999.

Kilowatt Hours (kWh) Produced (in thousands) (1)

                                            TWELVE MONTHS ENDED              TWELVE MONTHS ENDED
                                             DECEMBER 31, 1999               DECEMBER 31, 1998
                                         --------------------------       -------------------------
                                             KWH             %                 KWH            %
                                             ---             -                 ---            -
   First Quarter                             175,172       43.2               192,355       32.9
   Second Quarter                            145,505(2)    35.9               191,969       32.8
   Third Quarter                              84,707       20.9               108,649       18.6
   Fourth Quarter                                                              92,139       15.7
                                          ----------     ------           -----------    -------
   Total                                     405,384      100.0               585,112      100.0
                                          ==========     ======           ===========    =======

-------------
(1)   Limited to projects included in consolidated revenues.
(2) Includes the business interruption production equivalent of 14,259 kWh for the three months ended June 30, 1999.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue decreased by $1.9 million (22.9%), from $8.3 million to $6.4 million for the three months ended September 30, 1998 and 1999, respectively.

      The Northeast region experienced decreased revenues of $1.5 million primarily as a result of below average water flows throughout the region.

      The Southeast region experienced decreased revenues of $0.3 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

      The West and Northwest regions (combined) experienced decreased revenues of $0.1 million.

      The Company as a whole experienced decreased revenue per kilowatt hour of 0.1(cent) (1.3%) from 7.6(cent) to 7.5(cent) in the three months ended September 30, 1998 and 1999, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

      Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues decreased by $0.8 million (38.1%) from $2.1 million to $1.3 million for the three months ended September 30, 1998 and 1999, respectively, primarily due to decreased levels of rebillable work performed during the three months ended September 30, 1999 versus the comparable period in 1998.

       Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income decreased by $0.3 million (100%) from $0.3 million to $0.0 million for the three months ended September 30, 1998 and 1999, respectively, primarily due to decreased water flows in the Northeast region which resulted in decreased equity income in the Northeast Partnerships, and the second quarter 1999 purchase and subsequent consolidation of Pyrites Associates which was previously accounted for under the equity method.

Costs and Expenses

      Operating Expenses. Operating expenses decreased by $0.7 million (14.9%) from $4.7 million to $4.0 million for the three months ended September 30, 1998 and 1999, respectively, primarily due to decreased O&M costs due to lower levels of rebillable work performed during the three months ended September 30, 1999 versus the comparable period in 1998.

      General and Administrative Expenses. General and administrative expenses decreased by $0.7 million (36.8%) from $1.9 million to $1.2 million for the three months ended September 30, 1998 and 1999, respectively, primarily due to decreased expenditures for business development.

  Interest Expense

      Interest expense decreased by $0.3 million (15.0%) from $2.0 million to $1.7 million for the three months ended September 30, 1998 and 1999, respectively. The decrease was primarily due to lower principal balances on outstanding debt, lower interest rates and the modification of terms of a note payable which resulted in an effective rate of 0% during the three months ended September 30, 1999.

  Income Taxes

      For the three months ended September 30, 1999, the Company's effective income tax rate of 40.2% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax liability.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue decreased by $6.6 million (17.7%), from $37.2 million to $30.6 million for the nine months ended September 30, 1998 and 1999, respectively.

      The Northeast region experienced decreased revenues of $4.3 million primarily as a result of below average water flows throughout the region.

      The Southeast region experienced decreased revenues of $1.8 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

      The West and Northwest regions (combined) experienced decreased revenues of $0.5 million due to decreased water flows in the West.

      The Company as a whole experienced increased revenue per kilowatt hour of 0.1(cent) (1.3%) from 7.5(cent) to 7.6(cent) in the nine months ended September 30, 1998 and 1999, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

      Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues decreased by $1.7 million (32.1%) from $5.3 million to $3.6 million for the nine months ended September 30, 1998 and 1999, respectively, primarily due to decreased levels of rebillable work performed during the nine months ended September 30, 1999 versus the comparable period in 1998 and a performance-based incentive fee earned during 1998.

      Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income decreased by $2.1 million (65.6%) from $3.2 million to $1.1 million for the nine months ended September 30, 1998 and 1999, respectively, primarily due to (i) an increased distribution received during 1998 from a minority owned partnership which owns a hydroelectric project located in the Northeast, (ii) a $0.9 million one-time cash distribution received during 1998 from the sale of assets in connection with the dissolution of a partnership in the West, in which the Company had general and limited partnership interests, and (iii) the second quarter 1999 purchase and subsequent consolidation of Pyrites Associates which was previously accounted for under the equity method.

  Costs and Expenses

      Operating Expenses. Operating expenses decreased by $2.1 million (15.4%) from $13.6 million to $11.5 million for the nine months ended September 30, 1998 and 1999, respectively, primarily due to (i) decreased salaries and benefits expenses resulting from personnel reductions, (ii) decreased O&M costs due to lower levels of rebillable work performed, and (iii) decreased repair and maintenance expenses resulting from increased expenses during the nine months ended September 30, 1998 as a result of a severe ice storm during January 1998.

      General and Administrative Expenses. General and Administrative expenses decreased by $2.5 million (34.7%) from $7.2 million to $4.7 million for the nine months ended September 30, 1998 and 1999, respectively, primarily due to decreased expenditures for business development during the nine months ended September 30, 1999 and a decrease in net worth taxes due to the timing of recognition of net worth tax liabilities.

  Interest Expense

      Interest expense decreased by $1.1 million (17.7%) from $6.2 million to $5.1 million for the nine months ended September 30, 1998 and 1999, respectively. The decrease was primarily due to lower principal balances on outstanding debt, lower interest rates and the modification of terms of a note payable which resulted in an effective interest rate of 0% during the nine months ended September 30, 1999.

  Income Taxes

      For the nine months ended September 30, 1999, the Company's effective income tax rate of 40.2% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax liability.

LIQUIDITY AND CAPITAL RESOURCES

      As more fully described in the September 30, 1999 Unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                                                    NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1999            SEPTEMBER 30, 1998
                                                                  --------------------------     ------------------------
                                                                                 (AMOUNTS IN THOUSANDS)
        Cash provided by/(used in):
             Operating activities                                    $      9,820                      $   15,308
             Investing activities                                         (14,912)                            513
             Financing activities                                          (4,679)                         (5,907)
                                                                       -------------                 ------------
        Net (decrease)/increase in cash                              $     (9,771)                    $     9,914
                                                                       =============                 ============

      The Company's primary source of liquidity is internally generated cash from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 1999. Available external sources of liquidity include a $35.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of November 11, 1999, $27.9 million was available for working capital purposes or letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

      For the nine months ended September 30, 1999, the cash flow provided by operating activities was principally the result of the $11.2 million of net income adjusted for non-cash items. Significant non-cash items include $5.5 million of depreciation and amortization, a $1.9 million provision relating to deferred tax liabilities and $0.5 million of non-cash interest and other charges. The cash flow used in investing activities was primarily attributable to $6.7 million used for the purchase of an additional 50% interest in Pyrites Associates and Hydro Power Associates, net of cash acquired, $7.2 million of development expenditures and $2.3 million of capital expenditures. The cash flow used in financing activities was primarily due to the repayment of $4.7 million of project debt.

      Cash provided by operating activities decreased by $5.5 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease resulted from a $3.5 million decrease in income adjusted for non-cash items and a $2.2 million difference in cash utilized by a change in operating assets and liabilities, offset by a $0.2 million difference in cash used for reorganization items. The difference in income adjusted for non-cash items is mainly attributed to unfavorable operating conditions during the second and third quarters of 1999.


Summary of Indebtedness

                                                                                PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                                          SEPTEMBER 30, 1999                DECEMBER 31, 1998
                                                                        ------------------------         ------------------------
                                                                                          (AMOUNTS IN THOUSANDS)
           Non-recourse debt of subsidiaries                                     $76,231                          $80,813
           Current portion of long-term debt                                      (5,765)                          (6,327)
                                                                            ------------                     ------------

           Total long-term debt obligations                                      $70,466                          $74,486
                                                                            ============                     ============

      In November 1999, the Company amended its $15.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 1999 (the "Facility") to provide for a $35.0 million total facility with an initial expiration date of December 31, 2001 (the "Amended Facility"). The Company may use proceeds from the Amended Facility to support its development, acquisition and operating activities. Upon expiration of the Amended Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on revolving loans is prime +1.5%. As of November 11, 1999, no revolving loans were outstanding under the Amended Facility and $5.9 million of letters of credit have been issued and are outstanding.

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

      The Company's year 2000 plan addresses all information technology ("IT") systems, including proprietary and third party software, as well as non-IT systems, including the embedded technology in various devices operated by the Company. Testing of hardware and software systems is complete and has revealed that all of the Company's vendors are currently year 2000 compliant and that the Company's current systems are either compliant or are scheduled to be upgraded by November 30, 1999. In the event any of the Company's customers are not year 2000 compliant, there is a possibility that the Company would not be able to deliver power to such customers. However, substantially all of the Company's customers are contractually obligated to purchase generated power pursuant to take or pay power purchase agreements, and the Company has adequate systems to measure any generation the customer's system may not have recorded, so there is minimal risk of lost revenues to the Company. Testing of automated operational systems is also complete and has revealed that the logic controller embedded in the automated operational systems is not date sensitive.

      The costs incurred to date in relation to the Company's year 2000 plan are approximately fifty thousand dollars and additional costs are estimated at ten thousand dollars. These costs consist entirely of software and labor related expenditures. Management does not expect any significant exposure in the event of year 2000 non-compliance by third party vendors or customers; therefore, a formal contingency plan is not required.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained herein that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to industry trends; risks related to renewable energy and other acquisition and development projects; risks related to the Company's power purchase contracts; risks and uncertainties related to weather conditions; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings.


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



Date: November 15, 1999                CHI ENERGY, INC.

                                       By: /s/ Neil A. Manna
                                           ------------------------------------
                                           Neil A. Manna
                                           Vice President of Finance,
                                           Controller and Treasurer

                                           signing on behalf of the registrant
                                           and as Principal Accounting Officer