Form 10-K405
period 1999-12-31
CHI ENERGY INC
filed 2000-03-30
CIK 787618

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 033-69762

                                CHI ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                        06-1138478
         --------------------------------      ---------------------
         (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)      Identification Number)

       680 WASHINGTON BOULEVARD, STAMFORD, CONNECTICUT          06901
       -----------------------------------------------          -----
       (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (203) 425-8850

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X      No
                                      --------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant is not available since there is no public market for the stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes    X      No
                         --------      --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class A                   Outstanding as of March 29, 2000
    Common stock, $.01 par value                   9,085,290

               Class B                   Outstanding as of March 29, 2000
    Common stock, $.01 par value                     914,710


                                  Page 1 of 85
                         Exhibit Index begins on page 74

38684.0003

                                CHI ENERGY, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                     ------

                                                                                                         Page
Item 1.           Business..................................................................................3

Item 2.           Properties...............................................................................16

Item 3.           Legal Proceedings........................................................................16

Item 4.           Submission of Matters to a Vote of Security Holders......................................17

                                     PART II
                                     -------

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters................18

Item 6.           Selected Financial Data..................................................................20

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations....23

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk...............................33

Item 8.           Financial Statements.....................................................................33

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....64

                                    PART III
                                    --------

Item 10.          Directors and Executive Officers of the Registrant.......................................64

Item 11.          Executive Compensation...................................................................67

Item 12.          Security Ownership of Certain Beneficial Owners and Management...........................72

Item 13.          Certain Relationships and Related Transactions...........................................73

                                     PART IV
                                     -------


Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................74


                                     PART I
                                     ------

ITEM 1.  BUSINESS

      CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business strategy is the development, operation and management of renewable energy and related, environmentally beneficial infrastructure projects. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). However, the Company is pursuing the acquisition and development of both hydroelectric and non-hydroelectric renewable energy facilities that fit its strategic and return on investment objectives. Non-hydroelectric renewable energy facilities include those using such technologies as biomass, landfill gas, wind, solar, and geothermal.

      Based on operating megawatts, the Company is the largest independent, non-utility affiliated hydroelectric power producer in the United States. As of December 31, 1999, the Company owned, operated or leased 79 projects in the United States and Canada, with aggregate capacity of approximately 254 megawatts ("MW").

      The Company believes that it is well positioned to take advantage of new business opportunities occasioned both by electric industry restructuring in the U.S. and other countries, and by increasing public interest in environmental issues such as global climate change and other potential effects of fossil fuel consumption. The Company will seek to capitalize on these new opportunities in energy-related products and services by taking advantage of its existing technical and financial expertise and using its geographic presence in most U.S. regions and Eastern Canada to realize economies of scale in development, acquisition, administration, operation and maintenance of facilities.

      CHI is a Delaware corporation. The Company's executive and administrative offices are located at 680 Washington Boulevard, Stamford, Connecticut 06901 and its telephone number is (203) 425-8850.

RENEWABLE ENERGY AND ENVIRONMENTAL PROJECTS

      Renewable (also known as "green," "sustainable," or "environmentally preferred") energy is defined broadly to include energy produced by hydroelectric, biomass, landfill gas, wind, solar, geothermal and various forms of waste conversion. "Environmental projects" may include waste treatment, recycling or other facilities that serve such purposes as pollution reduction and resource conservation. The Company seeks to acquire and develop a diversified portfolio of projects using a variety of renewable and related technologies, applying its existing core competencies (including financing, operations, asset management, environmental permitting and project management) that have been developed through its hydroelectric business.

      The Company believes that electric industry restructuring, which is rapidly taking place both in the United States and overseas, is converging with widespread environmental concerns to create a favorable business opportunity for renewable energy. In the United States, electric supply competition at the retail level has begun in California and Pennsylvania, and a majority of other states have taken steps toward deregulating electricity and encouraging wholesale and retail competition. In approximately 20 of these states, restructuring legislation or regulations also provide for favorable treatment of renewable energy through portfolio standards, subsidies, and other requirements and incentives, and the Company expects this trend to continue as other states move closer to deregulation. Meanwhile, public support for renewables has intensified in connection with growing concern over global climate change and international pressures to limit or reduce greenhouse gases. A strong, active environmental lobby at the state and federal levels favors action to promote renewables and is using electric restructuring as a vehicle to institute incentive programs. Further, there is an emerging market for "emissions reduction credits" or "greenhouse gas credits" paid by fossil fuel-based generators to generators of renewable energy, and the future possibility of government action to create a national market for such credits.

      In addition, in states where retail competition has begun or is scheduled to begin soon, there are active efforts to market green energy to retail customers who have indicated a willingness to pay a premium to promote environmentally beneficial technologies. While the commercial success of these marketing efforts is not yet established, they have served to publicize the benefits of renewable energy to a wide audience. Meanwhile, large industrial companies appear to be seeking public approval by publicizing their purchases of green energy.

      The Company believes that the combined effect of these developments will be to increase the value of renewable generation relative to other generating resources. The Company further believes that its experience and capabilities developed in the hydroelectric business has positioned it for entry into the broader renewables field. In addition to its operating portfolio of hydroelectric facilities, the Company began construction of a 23 MW biomass facility in 1999 and is actively seeking to acquire or develop other renewable energy facilities.


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

      As of December 31, 1999, the Company had a 100% ownership or long-term lease interest in 52 projects (150 megawatts), a partial ownership interest in 9 projects (87 megawatts) and operations and maintenance contracts with 18 projects (17 megawatts). The Company sells substantially all of the output from these projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms, but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception. See "-- Conventional Hydroelectric Projects -Power Purchase Agreements".

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

      Starting in 1985 with an operating portfolio of 6 small projects totaling 5 megawatts of capacity, CHI grew rapidly in terms of numbers of projects and megawatts owned and operated, as well as in terms of gross revenues, in what was then a highly regulated noncompetitive electric industry. Beginning in the early 1990s, however, the electric power industry in the United States began to undergo significant structural changes, evolving from a highly regulated industry dominated by monopoly utilities to what is becoming a deregulated, competitive industry providing energy customers with an increasing degree of choice among sources of electric power supply. Reductions in wholesale prices for electricity, increased efficiency of combustion turbines and other competing technologies and the deregulation and restructuring of the electric power industry created a climate of uncertainty with respect to future power prices and markets for the Company's electric generation. The Company believes, however, that industry restructuring, including incentive programs to encourage renewable energy resources and the advent of green power marketers in states with deregulated electricity markets, may stimulate renewable energy demand and increase the value of small hydroelectric facilities such as those owned by the Company.

      CHI believes that future growth opportunities in its hydroelectric business will primarily consist of: (i) potential acquisition of additional hydroelectric projects; (ii) contract operation, maintenance and management of hydroelectric projects for others; and (iii) potential project development opportunities, primarily in Canada and certain overseas markets. The Company intends to pursue such opportunities on a selective basis, based on the likelihood of success and expected return on investment.

CONVENTIONAL HYDROELECTRIC PROJECTS

      The following tables set forth the Company's projects as of December 31, 1999 with 100% ownership, with partial ownership and with O&M contracts:

              PROJECTS WITH 100% OWNERSHIP AS OF DECEMBER 31, 1999
                           (INCLUDING SALE-LEASEBACKS)

                                                                     POWER PURCHASE                                 DATE OF CHI
                                                                       AGREEMENT     FERC LICENSE   APPROXIMATE    ACQUISITION OR
                                                                       EXPIRATION      EXPIRATION   CAPACITY IN   COMMENCEMENT OF
PROJECT             LOCATION             POWER PURCHASING ENTITY         DATE            DATE        MEGAWATTS     OPERATIONS(1)
-------             --------             -----------------------      ---------       ---------      ---------     -------------
Apalache(2)......   Greer, SC            Duke Power Co.                Dec. 1999       Jul. 2024        0.40        May 1989
Aziscohos (3)....   Wilson Mill, ME      Central Maine Power Co.       Jul. 2008       Mar. 2025        5.31        Jun. 1988
Barber Dam.......   Boise, ID            Idaho Power Co.               Jul. 2022       Nov. 2023        4.14        Dec. 1992
Bear Creek.......   Shingletown, CA      Pacific Gas & Electric        Dec. 2015       Exempt           3.20        Feb. 1990
Beaver Valley....   Beaver Falls, PA     Duquesne Power                Open Ended(4)   Exempt           1.30        Feb. 1995
Boott(3).........   Lowell, MA           Commonwealth Elec.            Apr. 2023       Apr. 2023        24.82       Dec. 1986
Coneross.........   Seneca, SC           City of Seneca                Jun. 2000       Mar. 2015        0.90        May 1989
Copenhagen.......   Copenhagen, NY       Niag. Mohawk Power Corp.      Dec. 2023       Exempt           3.30        Feb. 1995(8)
Crescent.........   Russell, MA          Groton Electric Light Dept.   Oct. 2009(5)    Exempt           1.50        Feb. 1995
Dewey's Mill.....   Hartland, VT         Vermont Electric Power        Jan. 2016       Dec. 2032        1.90        Aug. 1993
                                            Producers, Inc.
Dexter...........   Dexter, NY           Niag. Mohawk Power Corp.      Dec. 2023       Exempt           4.30        Feb. 1995
Diamond Island...   Watertown, NY        Niag. Mohawk Power Corp.      Dec. 2023       Exempt           1.20        Feb. 1995
Dietrich Drop....   Dietrich, ID         Idaho Power Co.               Jul. 2022       Apr. 2037        4.77        Dec. 1992
Eagle & Phenix(6)   Columbus, GA         Fieldcrest Cannon             Jun. 2006       Feb. 2009        4.26        Jun. 1991
Fowler #7........   Fowler, NY           Niag. Mohawk Power Corp.      Dec. 2019       Oct. 2002        0.90        Feb. 1995
Fries............   Fries, VA            Sempra Energy Trading Corp.   Open Ended      May 2020         5.21        May 1989
Geo-Bon II.......   Lincoln County, ID   Idaho Power Co.               Mar. 2020       Exempt           1.00        Jun. 1994
Glendale.........   Stockbridge, MA      Groton Electric Light Dept.   Oct. 2009(5)    Oct. 2009        0.70        Feb. 1995
Goodyear Lake....   Milford, NY          NY State Elec. & Gas Corp.    Aug. 2010       Feb. 2019        1.30        Feb. 1995
Great Falls Lower   Somersworth, NH      Public Serv. Co. of NH        Dec. 2011       Apr. 2022        1.29        Jul. 1985
Hailesboro #3....   Fowler, NY           Niag. Mohawk Power Corp.      Dec. 2023       Exempt           0.90        Feb. 1995
Hailesboro #4....   Fowler, NY           Niag. Mohawk Power Corp.      Dec. 2023       Dec. 2002        1.80        Feb. 1995
Hailesboro #6....   Fowler, NY           Niag. Mohawk Power Corp.      Dec. 2023       Exempt           0.90        Feb. 1995
High Falls.......   Franklin County, NY  NY State Elec. & Gas Corp.    Dec. 2002       Jan. 2026        1.75        Oct. 1993
High Shoals......   High Shoals, NC      Duke Power Co.                Apr. 2012       Exempt           1.56        Jul. 1993
Kelley's Falls...   Manchester, NH       Public Serv. Co. of NH        Dec. 2005       Mar. 2024        0.45        Dec. 1985
Kings River......   Fresno, CA           Pacific Gas & Electric        Jan. 2021       Jul. 2037        1.35        Jun. 1994
Kinneytown.......   Seymour, CT          CT Light & Power              Nov. 2016       Exempt           2.36        Nov. 1986
LaChute Lower(3).   Ticonderoga, NY      Niag. Mohawk Power Corp.      Dec. 2015       Exempt           3.60        Dec. 1987
LaChute Upper(3).   Ticonderoga, NY      Niag. Mohawk Power Corp.      Dec. 2015       Exempt           4.90        Dec. 1987
Lawrence.........   Lawrence, MA         New England Power Co.         Dec. 2011(7)    Nov. 2028        16.80       Jul. 1986
Long Shoals......   Long Shoals, NC      Duke Power Co.                Nov. 2000(9)    Exempt           0.75        Jul. 1993
Low Line Rapids..   Kimberly, ID          Idaho Power Co.              Jun. 2022       Exempt           2.80        Dec. 1992
Milstead.........   Milstead, GA          Municipal Elec. Auth. of GA  Apr. 2000       Exempt           1.00         Jul. 1993
Ottauquechee.....   N. Hartland, VT       Vermont Electric Power       Sept. 2017      Exempt           1.89         Jun. 1994
                                             Producers, Inc.
Pelzer Lower.....   Williamston, SC       Duke Power Co.               Sept. 2000(9)   Nov. 2017        3.30         Feb. 1990
Pelzer Upper.....   Pelzer, SC            Duke Power Co.               Sept. 2000(9)   Nov. 2017        2.00         Feb. 1990
Piedmont.........   Piedmont, SC          Duke Power Co.               Dec. 2000(9)    Dec. 2018        1.00         May 1989
Pyrites..........   Canton, NY            Niag. Mohawk Power Corp.     Dec. 2023       Aug. 2023        8.20        Feb. 1995(10)
Rollinsford......   Rollinsford, NH       Public Serv. Co. of NH       Sept. 2013      Aug. 2021        1.49        Oct. 1986
Rock Creek II....   Twin Falls, ID        Idaho Power Co.              Jul. 2019       Aug. 2036        1.90        Dec. 1992
Salmon Falls.....   South Berwick, ME     Public Serv. Co. of NH       Dec. 2006       Dec. 2037        1.20        Jul. 1986
Scotts Flat......   Nevada City, CA       Pacific Gas & Electric       Dec. 2004       Exempt           0.83        Feb. 1990


                                                                     POWER PURCHASE                                 DATE OF CHI
                                                                       AGREEMENT     FERC LICENSE   APPROXIMATE    ACQUISITION OR
                                                                       EXPIRATION      EXPIRATION   CAPACITY IN   COMMENCEMENT OF
PROJECT             LOCATION             POWER PURCHASING ENTITY         DATE            DATE        MEGAWATTS     OPERATIONS(1)
-------             --------             -----------------------      ---------       ---------      ---------     -------------
Theresa..........   Theresa, NY          Niag. Mohawk Power Corp.      Dec. 2023       Exempt           1.30       Feb. 1995
Victory Mills....   Saratoga, NY         Niag. Mohawk Power Corp.      Dec. 2025       Apr. 2024        1.66       Dec. 1986
Walden...........   Walden, NY           NY State Elec. & Gas Corp.    Nov. 1998(11)   May 2022         2.82       Apr. 1986
Ware Shoals......   Ware Shoals, SC      Duke Power Co.                Dec. 2000(9)    Sept. 2001       6.20       May 1989
West Hopkinton...   West Hopkinton, NH   Public Serv. Co. of NH        Nov. 2012       Exempt           1.00       Jul. 1985
Willimantic I....   Willimantic, CT      CT Light & Power              Dec. 2018       Nov. 2025        0.77       Dec. 1991
Willimantic II...   Willimantic, CT      CT Light & Power              Dec. 2018       Sept. 2025       0.77       Dec. 1991
Woodside I.......   Norris, SC           Duke Power Co.                Dec. 2000(9)    Non-             0.40       May 1989
                                                                                       Jurisdictional
Woodside II......   Cateechee, SC        Duke Power Co.                Dec. 2000(9)    Non-             0.44       May 1989
                                                                                       Jurisdictional---------


Number of Projects: 52                                                             Megawatt Subtotal: 149.79
                                                                                                     =========

-------------------------
(1)   Whichever is later.
(2) This project ceased operations on December 31, 1999 and decommissioning is in process.
(3) These projects are subject to sale-leaseback arrangements pursuant to which the Company is the lessee.
(4) Agreement remains in effect as long as Duquesne Power's tariff with PA Public Utility Commission remains valid and effective.
(5) The term of the power purchase agreement may be extended by mutual agreement.
(6)   Revenue is derived pursuant to a lease arrangement.
(7) The term of the power purchase agreement may be extended through 2028 at the option of the utility.
(8) The remaining 50% ownership interest in this project was acquired in November 1999.
(9) The power purchase agreements for these projects were renewed at negotiated rates subject to termination upon twelve months notice.
(10) The remaining 50% ownership interest in this project was acquired in May 1999.
(11) The original power purchase agreement for this project expired in November 1998. The project is currently operating pursuant to an interim power purchase arrangement, pending a new power purchase agreement.


           PROJECTS WITH PARTIAL OWNERSHIP AS OF DECEMBER 31, 1999(1)

                                                                       POWER PURCHASE                                 DATE OF CHI
                                                                         AGREEMENT     FERC LICENSE   APPROXIMATE    ACQUISITION OR
                                                                         EXPIRATION      EXPIRATION   CAPACITY IN   COMMENCEMENT OF
PROJECT             LOCATION               POWER PURCHASING ENTITY         DATE            DATE        MEGAWATTS     OPERATIONS(1)
-------             --------               -----------------------      ---------       ---------      ---------     -------------
Denley Dam.......   Lyonsdale, NY          Niag. Mohawk Power Corp.      Dec. 2026       Exempt             1.50      Feb. 1995
Hillsborough.....   Hillsborough, NH       Public Serv. Co. of NH        Jul. 2004       Exempt             1.20      Nov. 1989
Lower Saranac....   Saranac, NY            NY State Elec. & Gas          Oct. 2029       May 2027           9.30      Jun. 1992
Port Leyden......   Lyonsdale, NY          Niag. Mohawk Power Corp.      Dec. 2026       Exempt             2.00      Feb. 1995
Rock Island......   Lyonsdale, NY          Niag. Mohawk Power Corp.      Dec. 2026       Exempt             1.90      Feb. 1995
Sheldon Springs..   Sheldon, VT            Vermont Electric  Power       Aug. 2016       Sept. 2024        24.97     Sept. 1993
                                               Producers, Inc.
Slate Creek......   Lakehead, CA           PacifiCorp                    Dec. 2018(3)    Exempt             4.20       May 1990
Star Lake........   Newfoundland, Canada   Newfoundland and              Oct. 2023       Exempt            18.40      Nov. 1998
                                           Labrador Hydro
Twin Falls.......   North Bend, WA         Puget Sound Energy, Inc.      Dec. 2025       Apr. 2035         24.00      Apr. 1989
                                                                                                         ---------

Number of Projects:  9                                                         Megawatt Subtotal:          87.47
                                                                                                         =========

-------------------------
(1) Projects with Partial Ownership are defined as those projects in which the Company has an equity (or equivalent) investment of less than 100%.
(2)   Whichever is later.
(3) The term of the power purchase agreement may be extended through 2023 at the option of the utility.

  PROJECTS WITH OPERATION AND MAINTENANCE CONTRACTS AS OF DECEMBER 31, 1999(1)

                                           APPROXIMATE CAPACITY       DATE OF
                                           --------------------       -------
                                               IN MEGAWATTS         O&M CONTRACT
                                               ------------         ------------
Barker Mill Lower    Auburn, ME                    1.50               Jul. 1996
Barker Mill Upper    Auburn, ME                    0.95               Jul. 1996
Brown's Mill         Dover-Foxcroft, ME            0.59               Jul. 1996
Combie North         Grass Valley, CA              0.30               Feb. 1990
Combie South         Grass Valley, CA              1.50               Feb. 1990
Damariscotta         Damariscotta, ME              0.46               Jul. 1996
Eustis               Eustis, ME                    0.25               Jul. 1996
Gardiner             Gardiner, ME                  1.00               Jul. 1996
Great Works          South Berwick, ME             0.53               Jul. 1996
Lower Wilson         Greenville, ME                0.57               Jul. 1996
Mechanic Falls       Mechanic Falls, ME            1.30               Jul. 1996
Milo                 Milo, ME                      0.60               Jul. 1996
New Dam              Sanford/Alfred, ME            0.78               Jul. 1996
Norway               Norway, ME                    0.32               Jul. 1996
Old Falls            West Kennebunk, ME            0.47               Jul. 1996
Pittsfield           Pittsfield, ME                1.05               Jul. 1996
Pumpkin Hill         Lowell, ME                    0.95               Jul. 1996
Weeks Falls          North Bend, WA                4.34               Jun. 1990
                                                  -----
Number of Projects:  18     Megawatt Subtotal:    17.46
                                                  =====

(1) These are projects in which the Company's only current significant interest is through operation and maintenance contracts.

Total  Number of Projects:  79
Total Megawatts Owned, Leased or Operated:        254.72
                                                  ======


      Power Purchase Agreements. As of December 31, 1999, substantially all energy and capacity of the Company's existing wholly-owned projects in the United States was being sold to 16 public utilities pursuant to take or pay long-term power purchase agreements with remaining terms ranging from approximately 4 months to 26 years. The Company's power purchase agreements generally require the utility to purchase all energy delivered by the relevant facility. These power purchase agreements generally do not provide for termination prior to expiration except in the case of either continuing nonperformance by the Company or certain events of bankruptcy or insolvency of the project subsidiary.

      The Company's power purchase agreements have either fixed or fluctuating rates or a combination thereof. Fluctuating rate and combination rate contracts are generally based on avoided costs or a percentage thereof, and typically incorporate minimum prices which enable the Company to benefit from increases in energy prices but insulate it against significant decreases. The Company's fixed rate contracts often contain: (i) blended rates typically based on projected annual avoided costs averaged over a 15 to 30 year period; or (ii) an escalation factor that reflects estimated increases in projected annual avoided cost over the term of the contract. The escalation factor is often indexed to the Gross Domestic Product ("GDP") deflator. The Company also has contracts that provide for fixed rates or escalating fixed rates for up to 20 years (from inception), followed by adjustable rates based on a fixed percentage of actual annual avoided costs for the remaining term. Certain power purchase contracts provide for different rates based on peak or off-peak generation of energy. As the Company's existing contracts mature or change from fixed rates to rates based on avoided cost, the Company will receive lower prices for its power to the extent that the currently low market price for electricity continues. Prices for electricity have remained low as a result of reductions in the cost of power produced from natural gas due to lower natural gas prices and technological improvements that have lowered the capital cost and increased the efficiency of combustion turbines and other competing technologies. Federal regulators and a number of states, including some in which the Company operates, have opened access to the transmission grid and are exploring ways to further increase competition in electricity markets by such means as power pooling arrangements and customer choice of generation suppliers at the retail level. Although the character and extent of this deregulation are as yet unclear, the Company expects that these efforts will increase uncertainty with respect to future power prices and make it more difficult to obtain additional long-term power purchase contracts.

      All of the Company's existing hydroelectric facilities in the United States are QFs under PURPA, which requires utilities to purchase power from QFs, and exempts QFs from most utility regulatory requirements. Pursuant to PURPA, electric utilities are required to purchase power from QFs at prices based on the utilities' avoided cost. Implementation of the regulations is delegated to state public utility commissions which may, at their discretion, establish long-term rates for a specified period higher than short-term avoided costs or may provide other kinds of incentives to QFs. In recent years, a number of utilities have begun to challenge certain provisions of PURPA as no longer appropriate in the current U.S. energy market, but the Company does not expect such challenges to affect its existing contracts. See "-- Energy and Environmental Regulation - Electric Industry Restructuring".

      The following table sets forth the Company's power sales by customer for the year ended December 31, 1999:


                                           REVENUES OF                                      COMBINED
                                           PROJECTS IN                                     REVENUES OF
                                          CONSOLIDATED             REVENUES OF            PROJECTS 100%
                                           RESULTS OF                PROJECTS               OWNED AND
                                                                    PARTIALLY               PARTIALLY
                                           OPERATIONS        %        OWNED           %       OWNED            %
                                           ----------        -        -----           -       -----            -

Niagara Mohawk Power Corp. ...........    $10,527,068       25.5   $ 2,811,335       11.2   $13,338,403       20.1
Commonwealth Electric Co. ............      9,398,077       22.7          --          --      9,398,077       14.1
Vermont Electric Power Producers, Inc.      1,235,291        3.0     6,566,719       26.0     7,802,010       11.7
Puget Sound Energy, Inc. .............           --          --      7,200,555       28.5     7,200,555       10.8
Newfoundland and Labrador Hydro ......           --          --      6,211,033       24.6     6,211,033        9.3
New England Power Co. ................      5,041,606       12.2          --          --      5,041,606        7.6
N.Y. State Electric & Gas Corp. ......      1,282,911        3.1     2,167,363        8.6     3,450,274        5.2
Central Maine Power Co. ..............      3,173,163        7.7          --          --      3,173,163        4.8
Idaho Power Co. ......................      2,993,730        7.2          --          --      2,993,730        4.5
Public Service Co. of NH .............      1,730,516        4.2       273,942        1.1     2,004,458        3.0
PacifiCorp ...........................      1,146,053        2.8          --          --      1,146,053        1.7
Groton Electric Light Dept ...........      1,043,411        2.5          --          --      1,043,411        1.6
CT Light and Power ...................        971,346        2.3          --          --        971,346        1.5
Duke Power Co. .......................        837,427        2.0          --          --        837,427        1.3
All other customers ..................      1,961,124        4.8          --          --      1,961,124        2.8
                                          -----------      -----   -----------      -----   -----------      -----
    Total ............................    $41,341,723      100.0%  $25,230,947      100.0%  $65,572,670      100.0%
                                          ===========      =====   ===========      =====   ===========      =====




      Substantially all of the Company's existing power purchase agreements contain scheduled rates for delivered energy through 2000 or later, which protects the Company from decreases in energy prices and avoided costs from current levels until such time when the scheduled rate portion of the contract expires. Thereafter, certain contracts expire and others provide for prices based upon avoided cost. In general, the scheduled rates exceed the current avoided cost for delivered energy, which is being influenced by an increasingly deregulated and competitive energy market. Lower avoided costs of energy could significantly reduce the rates received by the Company under a particular contract once the period of scheduled rates terminates and could make it more difficult in the future for the Company to obtain contracts which can economically support development of new projects or the continued operation of certain existing projects.

      The following table summarizes the actual or expected basis for determining future rates which are anticipated to be in effect under current and anticipated future power purchase agreements for the Company's existing consolidated projects. To develop the information below, the Company first computed the average annual revenue for each project included in consolidated power sales revenues using actual revenues for each of the last three calendar years ended December 31, 1999. This "revenue mix" was then applied to each of the respective project's power purchase agreement terms on the assumption that the Company's consolidated project portfolio and average revenue mix remains unchanged for the ten-year period shown in the table. Power purchase agreements which expire during the ten-year period shown are assumed to result in revenues based upon avoided cost or market rates for the period subsequent to contract expiration. The information shown below is not intended to represent actual future results, but is believed to be indicative of the portion of existing revenue that will be subject to avoided cost or market rates during the period shown. No assurance can be provided as to what the actual avoided cost or market rate risk will be for the period shown.

                                                                       % OF CURRENT REVENUES
                                                                         SUBJECT TO MINIMUM      % OF CURRENT REVENUES SUBJECT TO
                                                                         FIXED OR SCHEDULED        RATES DETERMINED PURSUANT TO
                      CALENDAR YEAR                                           RATES(1)             AVOIDED COST OR MARKET RATES
                      -------------                                           --------             ----------------------------
2000      ......................................................                89.0                       11.0
2001      ......................................................                68.9                       31.1
2002      ......................................................                68.9                       31.1
2003      ......................................................                66.1                       33.9
2004      ......................................................                66.1                       33.9
2005      ......................................................                65.2                       34.8
2006      ......................................................                63.9                       36.1
2007      ......................................................                63.1                       36.9
2008      ......................................................                63.1                       36.9
2009      ......................................................                63.1                       36.9

(1)    Includes contracts with GDP or other similar adjustment provisions.

      The Company believes that its power purchase agreements are valid, binding, and enforceable contracts. From time to time, the Company has received proposals from utility companies with which the Company has power purchase agreements to restructure the terms of these agreements, including the scheduled rates. Generally such proposals are to "buy out" the agreement (that is, the utility offers to pay the Company in return for terminating the agreement) or to "buy down" the agreement (that is, the utility offers to maintain the agreement but at lower scheduled rates, and pay the Company an amount representing the present value of the difference between the currently scheduled rates and the lower rates). During 1999, the Company reached an agreement with a utility to "buy down" three of its power purchase agreements. Closing of the actual buy down is subject to regulatory approval and certain other conditions precedent, none of which can be assured, and if concluded is expected to close in the latter half of 2000. The Company has considered and will continue to consider such proposals in light of its overall investment objectives.

      In 1999, local utilities in Vermont which purchase power from Vermont Electric Power Producers Inc. ("VEPPI"), a customer which accounted for 3.0% of the Company's consolidated revenues, commenced legal proceedings to alter or void VEPPI's power purchase agreements, claiming that they result in unfairly high rates to consumers. The Company, in conjunction with other similarly affected power producers in Vermont, is vigorously defending the enforceability of the power purchase agreements and although management believes that it will prevail in this matter, it also believes that any such modifications would not have a material adverse effect on the Company's financial position or results of operations.

      In 1992, Niagara Mohawk Power Corporation ("NIMO"), a customer of the Company which has accounted for approximately 18 to 25% of consolidated power sales revenues over the past several years, unilaterally imposed a "generation cap" on three of the fifteen power purchase agreements it has with the Company, claiming reduced rates for power produced over a cap specified by the utility, and has withheld approximately $0.9 million of revenues to date. In response, the Company, in conjunction with others, sought redress in court. In November 1999, the court ruled in favor of the Company. NIMO has informed the Company that it may appeal the decision, although as of the date hereof, no such appeal has been filed.

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


ENERGY AND ENVIRONMENTAL REGULATION

      Energy Regulation. The Company is subject to federal and state (or in Canada, provincial) energy laws and regulations in connection with the development and operation of its hydroelectric and other renewable energy projects. Depending on the project, these laws and regulations may govern the ownership structure of the projects, the rates, terms and conditions under which the Company may sell electric output from the projects to utilities or other customers, and the procedures under which these projects are constructed and operated. In the U.S., federal laws that affect the Company's business include:
(i) the Federal Power Act of 1935 ("FPA"); (ii) the Electric Consumer Protection Act of 1986; (iii) the Public Utilities Holding Company Act of 1935 ("PUHCA");
(iv) PURPA; and (v) the National Energy Policy Act of 1992.

      Under the FPA, substantially all of the Company's existing hydroelectric projects are subject to varying degrees of regulation by the Federal Energy Regulatory Commission ("FERC"), either as projects licensed by FERC or determined by FERC to be exempt from licensing requirements. FERC license compliance requirements and other regulatory requirements under the FPA can be complicated and expensive and can subject the Company to future regulatory requirements, the nature and costs of which are currently unknown.

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

      Electric Industry Restructuring. In recent years, the federal government and many state governments have begun consideration of proposed legislation or regulations that would partially or wholly deregulate the electric power industry and institute competition at the level of retail electricity customers; and retail competition has or is scheduled to go into effect in several states. The Company believes that the impacts of such restructuring are likely to be both positive and negative on the Company. In the area of hydroelectric generation, it is uncertain to what extent the Company's smaller hydroelectric facilities would be competitive in a fully deregulated energy market without the current benefits of PURPA that require electric utilities to purchase the output from these facilities. At the same time, retail competition and consumer demand for renewable energy may stimulate demand for small hydroelectric and other renewable generation. The Company believes that its existing long-term power purchase contracts with utilities are legally binding for the duration of the contracts, and that legislation to repeal PURPA, if any, will include appropriate protection for existing QF contracts under PURPA. See "--Conventional Hydroelectric Projects -- Power Purchase Agreements".

      Environmental Regulation. The Company is subject to extensive federal, state (or in Canada, provincial) and local environmental laws and regulations applicable to the development and operation of its projects. Environmental laws and regulations may affect the Company's operations by delaying construction of a project or closing down an operating project for a period of time. In addition, environmental laws and regulations may affect the development time, site selection and permitting of new projects. The development of a power generation project typically requires numerous licenses, permits, approvals and certificates from governmental agencies. Procedures followed by certain of these permitting authorities may be affected by political factors.

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

      The Company's hydroelectric facilities are subject to environmental regulatory requirements pursuant to their FERC licenses or exemptions or, in the case of facilities not subject to FERC jurisdiction, applicable state environmental requirements. The Company's prospective renewable energy facilities are likely to be subject to federal and state laws and regulations governing a wide range of potential environmental impacts. Environmental regulatory requirements for such facilities are often complex, and specific requirements are dependent upon the nature of the individual project and site.

COMPETITION

      The renewable energy business includes a large number of companies that seek to own or develop such facilities. In most cases, such companies are small and are focused on a single technology, such as wind, solar or geothermal, etc. The Company believes that there are relatively few companies seeking to build an operating portfolio of diversified renewable energy facilities in the same manner as the Company.

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

      In addition to the foregoing, the Company owns and leases real estate in California, Connecticut, Georgia, Idaho, Massachusetts, Maine, New Hampshire, New York, North Carolina, Pennsylvania, South Carolina, Vermont, Virginia and Washington. Except for certain small non-hydroelectric real estate parcels, this additional real estate constitutes property used in the hydroelectric generating projects operated by the Company. In the case of each of the conventional hydroelectric projects owned or leased by the Company, the project generally consists of a dam, water rights and interests and rights in real estate sufficient for the purposes of operating the facility, a powerhouse for the generation of electricity and other necessary equipment. Except as listed in the table entitled "Projects with Partial Ownership as of December 31, 1999" under "Conventional Hydroelectric Projects" above, such property and the federal and state permits and licenses are owned or leased by one or more subsidiaries of the Company or various limited partnerships in which such subsidiaries are the sole general and limited partners. The water rights held by the Company are subject to various restrictions and limitations with respect to environmental and other matters. In the opinion of management, none of such restrictions will have a material adverse effect on the business or operations of the Company.

EMPLOYEES

      The Company employs approximately 144 full-time and 63 part-time and temporary employees as of December 31, 1999. The Company's current employees are not represented by a collective bargaining group, and management considers its relations with employees to be good.


FINANCIAL RESTRUCTURING OF CHI; CHANGE OF FISCAL YEAR

      Prior to November 7, 1997, CHI had a highly leveraged capital structure and substantial future cash requirements related to corporate debt and mandatorily redeemable preferred stock, specifically, to then-existing 12% Senior Discount Notes, due 2003 (the "Senior Discount Notes") and 13 1/2% Cumulative Redeemable Preferred Stock (the "Series H Preferred"). The high leverage and future cash requirements of the Company made it difficult to establish the creditworthiness and credibility necessary to consummate new business transactions. The Company believed it would be unable to satisfy certain future corporate dividend and interest payment obligations on a timely basis as well as meet other Company obligations. In order to capitalize on the expertise, capabilities and opportunities it believed it had in certain business segments, the Company concluded that it was necessary to deleverage its capital structure. To that end, the Company in the fall of 1996 entered into discussions with substantial holders of its Senior Discount Notes and Series H Preferred, as well as with holders of its 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred") and 9.85% Junior Convertible Voting Preferred Stock (the "Series G Preferred", and together with the Series H Preferred and Series F Preferred, the "Old Preferred Stock") in an effort to restructure the Company's significant financial obligations.

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

      Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock"), subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of series B warrants (the "New Series B Warrants") and series C warrants (the "New Series C Warrants", and together with the New Series B Warrants, the "New Warrants"), subject to dilution from the Management Options; and CHI's old common stock (the "Old Common Stock") was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock, (the "Management Options"), subject to dilution from the New Warrants. See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters" for information with respect to the New Common Stock, New Warrants and Management Options. As a result of the restructuring, CHI no longer had any significant parent company debt obligations. Currently, CHI has a secured, revolving $35 million working capital and letter of credit facility, under which $0.3 million in loans were outstanding at March 29, 2000.

      Pursuant to the Plan of Reorganization, CHI adopted, on the Effective Date, the Amended CHI By-Laws and a Restated CHI Certificate of Incorporation. Pursuant to CHI's Restated Certificate of Incorporation, as of the Effective Date, CHI's name was changed from Consolidated Hydro, Inc. to CHI Energy, Inc. In addition, its fiscal year-end was changed from June 30 to December 31.

CERTAIN RISK FACTORS

      Certain statements contained in this Form 10-K that are not related to historical facts may contain "forward looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company's current beliefs as to the outcome and timing of future events, and actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. The forward looking statements involve risks and uncertainties including, but not limited to, the uncertainties relating to industry trends; risks related to hydroelectric, renewable energy and other acquisition and development projects; risks related to the Company's power purchase agreements; risks and uncertainties related to weather conditions; and other risk factors detailed herein and in other of the Company's Securities and Exchange Commission filings. Certain of these risks are discussed more fully below and should be carefully considered along with the other matters described herein.

      Uncertainty as to Future Opportunities in Renewable Energy. The Company is pursuing opportunities to develop, acquire, operate and manage renewable energy facilities using such technologies as hydroelectric, biomass, landfill gas, wind, solar, and geothermal. Generally, the costs of such renewable energy facilities are high relative to the current energy market in North America. Therefore, the economic viability of such facilities may depend, to a greater or lesser extent, on non-market factors such as green power incentives (including tax credits, subsidies, or renewable portfolio standards) established by the federal or state governments, and on the willingness of electric consumers to pay a premium for renewable energy. While the Company believes that government incentives in support of renewable energy will continue, that consumer demand for renewable energy will increase, and that costs for certain renewable technologies will decline, there can be no assurance that renewable energy will be regarded favorably by the government or consumers, or that it will be competitive in the North American electric power market. With respect to its conventional hydroelectric business, the Company believes that opportunities to continue to expand are principally through the acquisition of additional facilities and the securing of operation and maintenance contracts rather than the development of new hydroelectric facilities in North America. A number of industry issues, including issues related to the availability, term and pricing of future power purchase agreements and higher acquisition prices resulting from increased competition may limit the Company's near-term opportunities to acquire additional hydroelectric capacity at acceptable rates of return. In addition, the Company believes that near-term prospects for successful development of new hydroelectric facilities in North America, in particular the United States, are limited, due to regulatory restrictions that increase the cost of hydroelectric development combined with the current energy market, in which low energy prices often do not make hydroelectric development economically attractive.

      Leveraged Project Financing. The Company's existing hydroelectric projects are, and its future hydroelectric and other renewable energy projects, if any, would likely be financed using a variety of structures primarily consisting of limited recourse or non-recourse debt. As of December 31, 1999, the Company had $75.9 million (exclusive of the Boott project operating lease) of direct project financing obligations that are limited recourse or non-recourse to CHI. As limited recourse or, except to the extent set forth below, non-recourse obligations, each such obligation is structured to be fully serviced out of each applicable project's cash flow, generally without any claim against CHI's general corporate funds. In the event of a project default and assuming CHI is unable or chooses not to cure such default within applicable cure periods (if any), the lenders or lessor would generally have rights to the facility, related contracts and all licenses and permits necessary to operate the facility and, in the event of foreclosure after such a default, the Company might not retain any interest in such project.

      Certain project acquisitions have been financed by General Electric Capital Corporation ("GECC"), which has required the guarantee of CHI Acquisitions, Inc. ("CHI Acquisitions"), a subsidiary of CHI which is the parent of each of the entities formed to acquire such projects. Thus, each such project is vulnerable in the event of a default by any of the other projects owned indirectly by CHI Acquisitions. Although all of this guaranteed financing has been repaid, a performance guarantee relating to one project remains in effect. Certain other projects acquired by CHI Acquisitions II, Inc. ("CHI Acquisitions II"), a subsidiary of CHI, were financed by CHI Acquisitions II with two loans from GECC. One such loan has been secured by the projects acquired and the other loan by the cash flows of certain other projects of which CHI Acquisitions II is the parent. See Note 10 of the Notes to Consolidated Financial Statements for additional information.

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

      Changes in Applicable Rates; Energy Price Declines. From calendar years 2000 through 2009, rates paid to the Company pursuant to power purchase agreements representing approximately 36.9% of the Company's average power sales revenues (calculated on a rolling three year basis) will be affected by changes from scheduled rates to rates based either on the applicable utilities' then current avoided cost or on prices determined in a competitive market. Use of avoided cost is driven by either the specific terms of certain power purchase agreements or the expiration of the remaining agreements during the period presented and the assumed utility purchase of project generation, in accordance with the requirements of PURPA and the regulations adopted thereunder. A utility's avoided cost rate is equal to the incremental cost that would have been incurred if the utility had generated the energy itself or purchased it from another source. Consequently, the Company's revenue at such time will be adversely affected if the then current utility avoided cost rate is lower than the scheduled rate previously in effect.

      The majority of the generating capacity of the Company's operating projects is contracted through 2020. However, if energy prices remain at current levels or decline, the rates negotiated by the Company for new contracts, contract rates based upon utility avoided costs or extensions of existing contracts could be adversely affected.

      Dependence on NIMO, Commonwealth Electric Company ("CEC"), New England Power Company ("NEPCO"), Central Maine Power Company ("CMP") and Idaho Power Company ("IPCO"); Creditworthiness of the Company's Customers. A substantial portion of the Company's power is sold to five customers pursuant to various long-term power purchase agreements. Sales to NIMO, CEC, NEPCO, CMP and IPCO represented approximately 25.5%, 22.7%, 12.2%, 7.7% and 7.2%, respectively, of the consolidated revenues of the Company for the year ended December 31, 1999. The Company is not aware of any specific circumstances that might materially affect its revenues pursuant to the sale of power to these customers. However, given the uncertainties associated with electric industry restructuring, there can be no assurance that one or more of these customers will not attempt to modify their contracts with the Company or that their future credit worthiness will not be adversely affected.

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

      On September 2, 1997, a then-shareholder of CHI filed a civil action against CHI, certain of its current and former officers and directors and Morgan Stanley Dean Witter & Co. in Connecticut Superior Court, Judicial District of Stamford, entitled Charles J. Lindsay v. Consolidated Hydro, Inc., et al., alleging, among other things, that the officers and directors of CHI breached their fiduciary duty to the holders of CHI's Old Common Stock by proposing a Plan of Reorganization that eliminated CHI's Old Common Stock. On December 18, 1997, the Company and each of the other defendants filed a motion to strike the complaint and dismiss the action on the grounds that, among other things, the allegations raised in the complaint were barred as a matter of law. On March 16, 1998, prior to the scheduled hearing on the Company's and the other defendants' motion to strike the complaint, and dismiss the action, the plaintiff agreed to withdraw the complaint without prejudice to his right to amend and to replead the complaint. Subsequently, the plaintiff filed a substitute complaint in which CHI is not named as a defendant, although CHI continues to provide indemnification for the remaining defendants in the case. In addition, the Company maintains directors and officers liability insurance and for that reason, among others, management believes that they Company's liability with respect to the claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

      On August 20, 1997, a former employee of the Company filed a civil action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. The trial was argued during January 2000, but a verdict has not yet been reached. The Company has vigorously defended the Claim and management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the year ended December 31, 1999 through the solicitation of proxies or otherwise.

                                     PART II
                                     -------


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS


      As of March 29, 2000, to the best of the Company's knowledge, the number of holders of record of the New Class A Common Stock of CHI was 22, and the number of holders of record of the New Class B Common Stock was one. There is no established public trading market for the New Common Stock of the Company. No dividends were declared on either class of CHI's New Common Stock during the years ended December 31, 1999 and 1998 or during the period from November 8, 1997 to December 31, 1997. CHI presently intends to retain earnings to fund working capital and for general corporate purposes. In addition, pursuant to its working capital agreement, CHI is prohibited from paying dividends and therefore does not anticipate paying cash dividends on shares of the New Common Stock in the foreseeable future.

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

      New Class B Common Stock. Pursuant to the Plan of Reorganization, on the Effective Date, 914,710 shares of New Class B Common Stock were issued and distributed to a holder of Senior Discount Notes. Each share of New Class B Common Stock entitles its holder to one-hundredth (1/100) of one vote. The holder of New Class B Common Stock will have the right to participate proportionately in dividends, if any, distributed by the Company. The New Class B Common Stock was issued to a holder of Senior Discount Notes, at such holder's request, to provide to such holder reduced voting rights in CHI. Pursuant to the Restated Certificate of Incorporation of CHI, upon any transfer of shares of New Class B Common Stock, the shares of New Class B Common Stock will automatically convert into an equal number of shares of New Class A Common Stock.

      New Series B Warrants. The New Series B Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the sixth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 7.5% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series C Warrants and the Management Options by the holders thereof. The New Series B Warrants are exercisable for up to 1% of the New Common Stock of CHI if, as and when the total capital (debt and equity) invested in industrial infrastructure projects that either (i) close within 3 years from the Effective Date or (ii) are subject to a legally binding and enforceable agreement between CHI or any of its subsidiaries and a party sponsoring a development or acquisition of such industrial infrastructure projects within such 3 year-period and thereafter close within the term of the New Series B Warrants, equals or exceeds $60 million. The additional New Series B Warrants exercisable for the remaining 6.5% of the New Common Stock vest incrementally if, as and when the total capital invested in industrial infrastructure projects increases from $60 million to $450 million within the parameters set forth above. The exercise price per share of the New Common Stock subject to the New Series B Warrants is $10. The New Series B Warrants contain customary antidilution provisions and protections against certain extraordinary distributions. As of March 29, 2000, the Company has not completed any industrial infrastructure transactions and is not currently in negotiations to develop or acquire any industrial infrastructure projects.

      New Series C Warrants. The New Series C Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the eighth anniversary thereof, entitle such holders to subscribe for the purchase of up to an aggregate of 5.0% of the New Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Series B Warrants or the Management Options by the holders thereof. The exercise price per share of the New Common Stock subject to the New Series C Warrants was determined by reference to the accreted value of the Senior Discount Notes as of September 15, 1997 (the date CHI commenced its Chapter 11
Case), which was approximately $183 million. The exercise price per share of the New Common Stock subject to the New Series C Warrants is $18.36. The New Series C Warrants contain customary antidilution provisions and protections against certain extraordinary distributions.

      Management Options. The Management Options, which have been issued to certain members of CHI's management pursuant to a 1997 stock option plan and management option agreements (the "1997 Stock Option Plan and Management Option Agreements") and expire on the seventh anniversary of the Effective Date, are exercisable for the purchase of up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Series B Warrants or the New Series C Warrants by the holders thereof. The Management Options contain customary antidilution provisions and protections against certain extraordinary distributions.

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

ITEM 6.  SELECTED FINANCIAL DATA

      As discussed in Part I, Item 1, the Company emerged from its chapter 11 proceedings on the Effective Date. In accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code", the Company applied fresh start reporting as of the Effective Date which resulted in significant changes to the valuation of certain Company assets and liabilities, and to its stockholders' equity. In connection with the adoption of fresh start reporting, a new entity was deemed created for financial reporting purposes. The periods prior to and including the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Reorganized Company".

      The following Statement of Operations and Balance Sheet Data has been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants. The data set forth below should be read in conjunction with the Consolidated Financial Statements for the years ended December 31, 1999 and 1998, the November 8, 1997 - December 31, 1997 period, the July 1, 1997 - November 7, 1997 period and the fiscal years ended June 30, 1997, 1996 and 1995 and the related Notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations":

                                                           Reorganized Company                    Predecessor Company
                                                  --------------------------------    ---------------------------------------------
                                                     Year        Year
                                                    Ended        Ended     Nov. 8 -    July 1 -       Fiscal Year Ended June 30,
                                                   Dec. 31,    Dec. 31,    Dec. 31,    Nov. 7,    ---------------------------------
                                                     1999        1998        1997        1997        1997       1996         1995
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                         (Dollars in Thousands,
STATEMENT OF OPERATIONS                                 Except Per Share Amounts)                (Dollars in Thousands)
Operating Revenues:                               ---------------------------------   ---------------------------------------------
  Power generation revenue .....................  $  41,342   $  43,868   $   6,598   $   8,661   $  50,665   $  49,761   $  39,387
  Management fees
    and operation & maintenance revenue ........      5,777       7,059       1,437       2,713       5,395       4,986       4,326
  Equity income in partnership
    interests and other partnership income .....      1,628       3,572         203         212       1,320         737         245
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total revenue ..................................     48,747      54,499       8,238      11,586      57,380      55,484      43,958
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Costs and expenses
  Operating ....................................     15,470      18,337       2,566       6,588      18,015      17,957      15,895
  General and administrative ...................      6,522       9,754       1,199       2,217       8,575       6,578       6,899
  Charge for employee and director equity
    participation programs (1) .................       --          --          --          --           100         259         339
  Reorganization costs(2) ......................       --          --          --         3,978        --          --          --
  Fair value adjustments(2) ....................       --          --          --         4,855        --          --          --
  Depreciation and amortization ................      7,435       7,334       1,105       3,009       8,661       9,846       9,625
  Lease expense ................................      5,837       5,896         900       2,001       5,764       6,072       5,753
  (Adjustment to)/charge for impairment of
     long-lived assets .........................       --          --          --           (75)         83      87,202       1,272
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Total costs and expenses .......................     35,264      41,321       5,770      22,573      41,198     127,914      39,783
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Income/(loss) from operations ..................     13,483      13,178       2,468     (10,987)     16,182     (72,430)      4,175
Interest income ................................      1,472       1,488         242         739       1,661       1,032       1,416
Other income ...................................        348         459           6          57         434         368         185
Gain on adjustment to project development debt .       --          --          --         8,568        --          --          --
Interest expense ...............................     (6,745)     (8,048)     (1,260)     (7,741)    (29,591)    (26,876)    (21,778)
Minority interests in loss of consolidated
   subsidiaries ................................       --          --          --          --          --         2,063           3
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
 Income/(loss) before income taxes and
   extraordinary items .........................      8,558       7,077       1,456      (9,364)    (11,314)    (95,843)    (15,999)
(Provision)/benefit for income taxes ...........     (3,557)     (3,104)       (751)        114         272       7,512        (277)
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
  Income/(loss) before extraordinary items .....      5,001       3,973         705      (9,250)    (11,042)    (88,331)    (16,276)
Extraordinary items (3)
  Gain on extinguishment of debt (net of
   income tax of $0 and $3,414 as of November
   7, 1997 and June 30, 1997, respectively) ....       --          --          --        87,218       5,658        --          --
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income/(loss) ..............................  $   5,001   $   3,973   $     705   $  77,968   $  (5,384)  $ (88,331)  $ (16,276)
                                                  =========   =========   =========   =========   =========   =========   =========
Net income per common share,
   basic and diluted (4) .......................  $     .50   $     .40   $     .07        --          --          --          --
Cash dividends per common share ................       --          --          --          --          --          --          --

                                                           Reorganized Company                    Predecessor Company
                                                  --------------------------------    ---------------------------------------------
                                                                           Nov. 8 -    July 1 -       Fiscal Year Ended June 30,
                                                    Year Ended Dec. 31     Dec. 31,    Nov. 7,    ---------------------------------
                                                     1999        1998        1997        1997        1997       1996         1995
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                         (Dollars in Thousands,               (Dollars in Thousands)
                                                  ---------------------------------   ---------------------------------------------
OPERATING DATA:
Megawatts operated                                 254.72    272.42       335.50       335.50      342.61       343.66       379.08
Capital expenditures
  Cost of acquisitions and partnership interests  $ 8,924      $ --         $ --         $ --        $ --         $ --      $35,503
  Cost of development expenditures                 12,985        --           --           --       2,045        1,968      6,086(5)
  All other capital expenditures associated with
operating
    projects, including changes in other long-term
assets,
       net                                          2,837     2,691          375        2,430       9,226        3,460        2,288
Interest, net (6)                                   5,273     6,560        1,018        7,002      27,930       25,844       20,362
Cash interest, net (7)                              4,705     5,969        1,190        2,876       6,962        7,725        4,702
Ratios and Other Data:
EBDIAT (8)                                         21,266    20,971        3,604      (3,096)      25,613       25,376       15,696
EBDIAT/Interest, net (9)                             4.03      3.20         3.54       10,098       2,317          468        4,666
EBDIAT/Cash interest, net (9)                        4.52      3.51         3.80        5,233        3.68         3.28         3.34
Ratio of earnings to fixed charges (11)              2.08      1.76         2.18           --          --           --           --
Deficiency of earnings to fixed charges(10)(11)        --     --           --           9,387      11,350       97,417       18,850
Ratio of earnings to fixed charges
   and Preferred Stock Dividends (12)                2.08      1.76         2.18           --          --           --           --
Deficiency of earnings to fixed charges
   and Preferred Stock Dividends (10)(12)              --       --           --        15,447      37,241      121,149       40,958

                                                     Reorganized Company                Predecessor Company
                                            --------------------------------    ---------------------------------
                                                         Dec. 31,                           June 30,
                                            --------------------------------    ---------------------------------
                                               1999        1998        1997        1997       1996         1995
                                            ---------   ---------   ---------   ---------   ---------   ---------
                                                   (Dollars in Thousands,               (Dollars in Thousands)
                                                   ----------------------               ----------------------
BALANCE SHEET DATA:
Cash and cash equivalents                    15,954      21,778      11,998        32,502     23,834      16,682
Current assets                               26,493      28,535      21,361        41,003     33,041      25,454
Total assets                                238,932     219,871     221,961       243,628    244,657     330,617
Current liabilities                          22,400      16,143      13,345        13,924     16,061      13,602
Long-term debt                               70,001      74,486      82,616       262,615    260,158     248,887
Mandatorily redeemable preferred stock         --          --          --         114,372     98,604      84,690
Stockholders' equity/(deficit)               94,779      89,778      85,805     (189,679)   (168,627)   (66,641)

---------------
(1) This non-cash charge accounts for the equity entitlements granted to certain key employees and certain directors pursuant to both the arrangements surrounding the conversion of the old class B common stock to old class A common stock and the vested entitlements under employment equity programs which have been canceled.
(2) These amounts were the result of the implementation of fresh start reporting. See Note 2 of the Notes to Consolidated Financial Statements.
(3) For the period from July 1, 1997 to November 7, 1997, as a result of the Plan of Reorganization, a gain on extinguishment of debt of $87,218 was recorded. The fiscal year ended June 30, 1997 amount results from the purchase of a non-recourse project term loan, $14,500 at June 30, 1996, for $5,000, including certain required reserves and closing costs of approximately $500. The gain recorded is net of certain transaction costs of approximately $187 and income tax of $3,414.
(4) Share and per share data for the Predecessor Company are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.
(5) These amounts were substantially funded with proceeds from outside lenders on a non-recourse basis or sales of CHI equity securities.
(6)   Interest, net is defined as interest expense less interest income.
(7) Cash interest, net is defined as cash interest expense less cash interest income.
(8) EBDIAT is defined as income/(loss) from operations plus depreciation, amortization, other non-cash charges to income and other income. EBDIAT and EBDIAT ratios are not measures of performance or financial condition under generally accepted accounting principles, but are presented to provide additional information related to fixed charge service capability. EBDIAT should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles.

(9) Computations resulting in a ratio of less than one are disclosed as a deficiency and represent the dollar amount of EBDIAT required to attain a ratio of one-to-one.
(10) Computations resulting in a ratio of less than one are disclosed as a deficiency and represent the dollar amount of earnings required to attain a ratio of one-to-one.
(11) For the purpose of calculating the ratio of earnings to fixed charges, earnings are determined by adding fixed charges (excluding capitalized interest) to income/(loss) before provision for income taxes and extraordinary items. Fixed charges consist of interest expense, amortization of debt issuance costs and the imputed interest on the Company's Boott facility lease, which is accounted for as an operating lease. The resulting deficiencies primarily reflect non-cash charges. An analysis of such non-cash charges and the resulting ratio or deficiency adjusted for such charges follows:


                                                           Reorganized Company                    Predecessor Company
                                                  --------------------------------    ---------------------------------------------

                                                                           Nov. 8 -    July 1 -       Fiscal Year Ended June 30,
                                                    Year Ended Dec. 31     Dec. 31,    Nov. 7,    ---------------------------------
                                                     1999        1998        1997        1997        1997       1996         1995
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                         (Dollars in Thousands,               (Dollars in Thousands)
                                                  ---------------------------------   ---------------------------------------------

Non-cash interest                                 $    568    $    591    $     70    $  4,865     $ 19,709     $ 18,629    $ 16,610
Depreciation and amortization                        7,435       7,334       1,105       3,009        8,661        9,846       9,625
Other non-cash (gains)/charges, net                   --          --          --           (75)      (5,475)      87,461       1,611
                                                  --------    --------    --------    --------     --------     --------    --------
 Total non-cash charges                           $  8,003    $  7,925    $ 1, 175    $  7,799     $ 22,895     $115,936    $ 27,846
                                                  ========    ========    ========    ========     ========     ========    ========


Resulting ratio of earnings
   to fixed charges                                   3.10        2.61        3.11        1.38         1.36         1.61        1.34



(12) For the purpose of calculating the ratio of earnings to fixed charges and preferred stock dividends, earnings are determined by adding fixed charges (excluding capitalized interest) and preferred stock dividends to income/(loss) before provision for income taxes and extraordinary items. Preferred stock dividends consist of the cumulative undeclared dividends on Series F and Series G Preferred Stock and dividends and accretion on the Series H Preferred Stock. The resulting deficiencies primarily reflect non-cash charges. The analysis of such non-cash charges is the same as that set forth in the preceding footnote and the resulting ratio or deficiency adjusted for such charges follows:


                                                           Reorganized Company                    Predecessor Company
                                                  --------------------------------    ---------------------------------------------

                                                                           Nov. 8 -    July 1 -       Fiscal Year Ended June 30,
                                                    Year Ended Dec. 31     Dec. 31,    Nov. 7,    ---------------------------------
                                                     1999        1998        1997        1997        1997       1996         1995
                                                  ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                                                  (Dollars in Thousands)
                                                                                                  ----------------------

Resulting ratio of earnings
   to fixed charges and
   preferred stock dividends                      3.10        2.61        3.11          --           --           --          --

Resulting deficiency of earnings
   to fixed charges and
   preferred stock dividends                       --          --          --         $ 2,793      $14,346      $ 5,213     $13,112


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, acquisition, operation and management of renewable energy and related, environmentally beneficial infrastructure assets. Non-hydroelectric renewable energy facilities include those using such technologies as biomass, landfill gas, wind, solar and geothermal. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states and one Canadian province.

      As of November 7, 1997, (the "Effective Date"), CHI adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under The Bankruptcy Code ("SOP 90-7") which resulted in the creation of a new reporting entity. The accompanying financial information for the years ended December 31, 1999 and 1998 and the period from November 8, 1997 to December 31, 1997 reflects the financial condition and results of operations of the new reporting entity (the "Reorganized Company") while prior period financial information relates to the former reporting entity (the "Predecessor Company").

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

      Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of December 31, 1999, the Company had a 100% ownership or long-term lease interest in 52 projects (150 megawatts), a partial ownership interest in 9 projects (87 megawatts), and operations and maintenance ("O&M") contracts with 18 projects (17 megawatts).

      CHI sells substantially all of the electric energy and capacity from its projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

      The Company seeks opportunities to acquire and develop a diversified portfolio of projects using a variety of renewable technologies to take advantage of what it perceives to be a favorable market climate for renewable and environmentally beneficial energy and related infrastructure assets, as described in Part I, Item 1, "--Renewable Energy and Environmental Projects."

      For purposes of the discussion of results of operations for the six months ended December 31, 1997, the results of the Predecessor Company and Reorganized Company have been combined.

Power Generation Revenue

      The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 26 years. After the expiration of such power purchase agreements, rates generally change to the purchasing utility's avoided cost for delivered energy or market rates, which are likely to be lower than expiring power purchase agreement rates. See Part I, Item 1, "--Conventional Hydroelectric Projects" for a discussion of the percentage of current revenues subject to minimum fixed or scheduled rates and the percentage of current revenues subject to rates determined pursuant to avoided cost or market rates. Fluctuations in revenues and related cash flows are generally attributable to changes in projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.

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

      This information should be read in conjunction with the December 31, 1999 Consolidated Financial Statements and the related Notes thereto, included herein.

Power Producing Facilities

                                                DECEMBER 31,                    DECEMBER 31,                    DECEMBER 31,
                                                    1999                            1998                            1997
                                                    ----                            ----                            ----
                                           MEGAWATTS     #PROJECTS         MEGAWATTS     #PROJECTS        MEGAWATTS      #PROJECTS
                                           ---------     ---------         ---------     ---------        ---------      ---------
Northeast:
100% Ownership (1)                             102.38(8)         31(8)          90.88            29            90.88             29
Partial Ownership (2)                           59.27(8)          7(8)          70.77(4)          9(4)         52.37              8
O&M Contracts (3)                               11.32            15             12.02(5)         16(5)         92.16             19
                                            ---------     ---------         ---------     ---------        ---------      ---------
Total                                          172.97            53            173.67            54           235.41             56
                                            =========     =========         =========     =========        =========      =========
Southeast:
100% Ownership (1)                              27.42            13             27.42            13            27.42             13
Partial Ownership (2)                              --            --                --            --               --             --
O&M Contracts (3)                                  --            --                --            --               --             --
                                            ---------     ---------         ---------     ---------        ---------      ---------
Total                                           27.42            13             27.42            13            27.42             13
                                            =========     =========         =========     =========        =========      =========
West:
100% Ownership (1)                               5.38             3              5.38             3             5.38              3
Partial Ownership (2)                            4.20             1              4.20             1             4.20              1
O&M Contracts (3)                                1.80(9)          2(9)          18.80             3            19.08              4
                                            ---------     ---------         ---------     ---------        ---------      ---------
Total                                           11.38             6             28.38             7            28.66              8
                                            =========     =========         =========     =========        =========      =========
Northwest:
100% Ownership (1)                              14.61             5             14.61(6)          5(6)         14.71              6
Partial Ownership (2)                           24.00             1             24.00(7)          1(7)         24.96              2
O&M Contracts (3)                                4.34             1              4.34             1             4.34              1
                                            ---------     ---------         ---------     ---------        ---------      ---------
Total                                           42.95             7             42.95             7            44.01              9
                                            =========     =========         =========     =========        =========      =========
Total:
100% Ownership (1)                             149.79            52            138.29            50           138.39             51
Partial Ownership (2)                           87.47             9             98.97            11            81.53             11
O&M Contracts (3)                               17.46            18             35.16            20           115.58             24
                                            ---------     ---------         ---------     ---------        ---------      ---------
Total                                          254.72            79            272.42            81           335.50             86
                                            =========     =========         =========     =========        =========      =========

------------
(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the addition of one project (18.40 megawatts) on November 11, 1998.
(5) Reflects the termination of three O&M contracts (80.14 megawatts) on October 31, 1998.
(6)   Reflects the sale of one project (0.10 megawatts) on December 31, 1998.
(7)   Reflects the dissolution of one project (0.96 megawatts) on June 18, 1998.
(8) Reflects the purchase of the remaining ownership interest of two projects (8.20 and 3.30 megawatts, respectively) on May 25, 1999 and November 30, 1999, respectively.
(9) Reflects the termination of one O&M contract (17.00 megawatts) on January 31, 1999.

Selected Operating Information(1)

                                                TWELVE MONTHS         TWELVE MONTHS         SIX MONTHS          TWELVE MONTHS
                                                    ENDED                 ENDED                ENDED                ENDED
                                                DEC. 31, 1999          DEC. 31, 1998      DEC. 31, 1997(2)      JUNE 30, 1997
                                               ----------------     -----------------     ----------------     ---------------
Power generation revenues (thousands)               $41,342               $43,868              $15,259            $50,665
Kilowatt hours produced (thousands)                 539,706               585,112              209,453            663,920
Average rate per kilowatt hour                          7.7(cent)             7.5(cent)            7.3(cent)          7.6(cent)

---------
(1)   Limited to projects included in consolidated revenues.
(2) Comprised of results of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.

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


Water Flow by Region (1)

                         TWELVE MONTHS          TWELVE MONTHS            SIX MONTHS            TWELVE MONTHS
                             ENDED                  ENDED                   ENDED                  ENDED
                         DEC. 31, 1999          DEC. 31, 1998         DEC. 31, 1997(2)         JUNE 30, 1997
                        -----------------     ------------------     --------------------    -------------------
Northeast                   Average                Average              Below Average          Above Average
Southeast                Below Average          Below Average           Below Average             Average
West                     Below Average          Above Average           Below Average          Below Average
Northwest                Above Average          Above Average           Above Average          Above Average

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


Power Generation Revenues (in thousands)(1)

                               TWELVE MONTHS           TWELVE MONTHS            SIX MONTHS
                                   ENDED                   ENDED                  ENDED           TWELVE MONTHS ENDED
                             DEC. 31, 1999(2)          DEC. 31, 1998         DEC. 31, 1997(4)     JUNE 30, 1997(2)(3)
                            --------------------     ------------------     ------------------   ---------------------
                                 $          %            $         %           $       %              $          %
   Jan. 1 - Mar. 31           14,016      33.9        14,712     33.6          --      --          15,078      29.8
   Apr. 1 - Jun. 30           10,220      24.7        14,185     32.3          --      --          13,461      26.5
   Jul. 1 - Sep. 30            6,382      15.4         8,259     18.8        6,422     N/A          8,855      17.5
   Oct. 1 - Dec. 31           10,724      26.0         6,712     15.3        8,837     N/A         13,271      26.2
                            ---------- ---------- ---------- ---------- ---------- ----------   ----------  ----------
     Total                    41,342     100.0        43,868    100.0       15,259     100.0       50,665      100.0
                            ========== ========== ========== ========== ========== ==========   ==========  ==========

-----------
(1)   Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $907 and $604 representing claims for lost generation recoverable from an insurance company for the twelve months ended December 31, 1999 and June 30, 1997, respectively.
(3) Comprised of the period from July 1 - December 31, 1996 and January 1 - June 30, 1997.
(4) Comprised of results of the Predecessor Company from July 1, 1997 through November 7, 1997 and the Reorganized Company from November 8, 1997 through December 31, 1997.


Kilowatt Hours ("kWh") Produced (in thousands)(1)

                              TWELVE MONTHS          TWELVE MONTHS            SIX MONTHS
                                  ENDED                  ENDED                   ENDED             TWELVE MONTHS ENDED
                            DEC. 31, 1999(2)         DEC. 31, 1998         DEC. 31, 1997(4)        JUNE 30, 1997(2)(3)
                            ------------------     -------------------    --------------------     ---------------------
                                kWh      %             kWh       %           kWh       %             kWh         %
                                ---      -             ---       -           ---       -             ---         -
   Jan. 1 - Mar. 31          175,172     32.4        192,355    32.9         --        --          193,576     29.2
   Apr. 1 - Jun. 30          145,505     27.0        191,969    32.8         --        --          178,824     26.9
   Jul. 1 - Sep. 30           84,707     15.7        108,649    18.6       95,852      N/A         125,197     18.9
   Oct. 1 - Dec. 31          134,322     24.9         92,139    15.7      113,601      N/A         166,323     25.0
                            ---------- ---------- ---------- ---------- ---------- ----------   ----------  ----------
   Total                     539,706    100.0        585,112   100.0       209,453    100.0        663,920    100.0
                            ========== ========== ========== ========== ========== ==========   ==========  ==========

-------------
(1)   Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 15,483 and 9,412 kWh of the business interruption revenue recoverable as a result of insurance claims for the twelve months ended December 31, 1999 and June 30, 1997, respectively.
(3) Comprised of the period from July 1 - December 31, 1996 and January 1 - June 30, 1997.
(4) Comprised of kilowatt hours produced from July 1, 1997 through November 7, 1997 for the Predecessor Company and from November 8, 1997 through December 31, 1997 for the Reorganized Company.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue decreased by $2.6 million (5.9%) from $43.9 million to $41.3 million for the year ended December 31, 1998 and the year ended December 31, 1999, respectively.

      The Northeast region experienced a minimal increase of $0.1 million primarily as a result of the acquisition of two partnerships during 1999, partially offset by decreased water flows during 1999.

      The Southeast region experienced decreased revenues of $2.0 million primarily as a result of the expiration and renegotiation, at reduced rates, of some of the power purchase agreements and decreased water flows during 1999.

      The West and Northwest regions (combined) experienced decreased revenues of $0.7 million primarily as a result of average water flows in the West during the year ended December 31, 1999 as compared to above average water flows during the year ended December 31, 1998.

      The average rate earned by the Company increased by 0.2(cent) (2.7%) from 7.5(cent) to 7.7(cent) in the year ended December 31, 1998 versus the year ended December 31, 1999, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

      Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues decreased by $1.3 million (18.3%) from $7.1 million to $5.8 million for the year ended December 31, 1998 and the year ended December 31, 1999, respectively, primarily due to decreased levels of rebillable work performed during the year ended December 31, 1999 versus the year ended December 31, 1998.

      Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income decreased by $2.0 million (55.6%) from $3.6 million to $1.6 million for the year ended December 31, 1998 and the year ended December 31, 1999, respectively, primarily due to (i) a decreased distribution of $1.4 million from a minority owned partnership which owns a hydroelectric project in the Northeast; (ii) a decrease of $0.9 million resulting from a one-time cash distribution received during 1998 in connection with the dissolution of a partnership in the West; and (iii) the purchase and subsequent consolidation of two partnerships during 1999, which were previously accounted for under the equity method, partially offset by (iv) increased equity income from a partnership which owns a hydroelectric project in Canada.

Costs and Expenses

      Operating Expenses. Operating expenses decreased by $2.8 million (15.3%) from $18.3 million to $15.5 million for the year ended December 31, 1998 and the year ended December 31, 1999, respectively primarily due to (i) decreased levels of rebillable labor and contract costs due to decreased levels of rebillable work for the year ended December 31, 1999 and (ii) decreased maintenance and supplies expense during the year ended December 31, 1999 due to less maintenance required.

      General and Administrative. General and administrative expenses decreased by $3.3 million (33.7%) from $9.8 million to $6.5 million for the year December 31, 1998 and the year ended December 31, 1999, respectively. The decrease is primarily due to a $2.4 million decrease in development expenditures and a $0.8 million decrease in salaries and benefits.

Interest Expense

      Interest expense decreased by $1.3 million (16.3%) from $8.0 million to $6.7 million for the year ended December 31, 1998 and the year ended December 31, 1999, respectively. The decrease was primarily due to lower principal balances on outstanding debt and the modification of terms of a note payable, which resulted in an effective rate of 0% on such note during the year ended December 31, 1999.

Income Taxes

      The Company's effective income tax rate was 41.6% on net income for the year ended December 31, 1999. The effective rate was higher than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit and current state tax liability.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue decreased by $6.8 million (13.4%) from $50.7 million to $43.9 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. Excluding the effects of the sale of 15 projects on December 23, 1996, power generation revenue decreased by $4.9 million (10.0%), from $48.8 million to $43.9 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively.

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

      Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $1.7 million (31.5%) from $5.4 million to $7.1 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. Excluding the addition of 15 O&M contracts on December 23, 1996, management fees and operations & maintenance revenues increased by $0.5 million (10.2%) from $4.9 million to $5.4 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively, primarily due to increased levels of rebillable work performed during the year ended December 31, 1998 versus the fiscal year ended June 30, 1997.

      Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased by $2.3 million (176.9%) from $1.3 million to $3.6 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively, primarily due to an increased distribution of $1.0 million received from a minority owned partnership which owns a hydroelectric project located in the Northeast, a $0.9 million one-time cash distribution received in connection with the dissolution of a partnership in the West, in which the Company had general and limited partnership interests, and a $0.3 million increase due to a change from the cost method to the equity method of accounting for a certain investment.

Costs and Expenses

      General and Administrative. General and administrative expenses increased by $1.2 million (14.0%) from $8.6 million to $9.8 million for the fiscal year ended June 30, 1997 and the year ended December 31, 1998, respectively. The increase is primarily due to (i) a $1.7 million increase in development expenditures; (ii) a $1.2 million increase in salaries and benefits, including a $0.7 million severance accrual; (iii) a $0.7 million increase in net worth and franchise taxes due to the Company's improved financial position; offset by (iv) a $2.4 million decrease resulting from the accrual of reorganization expenses during the fiscal year ended June 30, 1997.

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

Income Taxes

      The Company's effective income tax rate was 43.9% on net income for the year ended December 31, 1998. The effective rate was higher than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit and current state tax liability. The Company's effective income tax rate was 2.4% on loss before extraordinary items for the fiscal year ended June 30, 1997. The effective rate on loss before extraordinary items was higher than the federal statutory rate primarily due to deferred tax assets for which the Company did not recognize a current tax benefit. In addition, for the fiscal year ended June 30, 1997, the effective income tax rate of 37.6% on the extraordinary gain was higher than the federal statutory rate primarily due to current state tax liability.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue decreased by $6.8 million (30.8%) from $22.1 million to $15.3 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the effects of the sale of 15 projects on December 23, 1996, power generation revenue decreased by $4.9 million (24.3%) from $20.2 million to $15.3 million for the six months ended December 31, 1996 and 1997, respectively.

      The Northeast region experienced decreased revenues of $4.0 million due to below average water flows for the six months ended December 31, 1997 as compared to above average water flows for the six months ended December 31, 1996.

      The Southeast region experienced decreased revenues of $0.4 million due to below average water flows for the six months ended December 31, 1997, as compared to average water flows for the six months ended December 31, 1996.

      The West and the Northwest regions (combined) experienced decreased revenues of $0.5 million due to the decommissioning of three projects totaling
7.01 megawatts.

      The average rate earned by the Company decreased by 0.3(cent) (3.9%) from 7.6(cent) to 7.3(cent) per kilowatt hour for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the 15 projects sold on December 23, 1996, revenue per kilowatt hour decreased by 0.6(cent) (7.6%) from 7.9(cent) to 7.3(cent) for the six months ended December 31, 1996 and 1997, respectively, primarily as a result of variations in the production mix and contract rates among the various projects. In addition, due to the decommissioning of three projects, approximately 3.5 million kilowatt hours of production were sold at a rate of 0.8(cent) per kilowatt hour during the six months ended December 31, 1997, while the average rate for these projects during the six months ended December 31, 1996 was 7.7(cent) per kilowatt hour.

      Management Fees and Operations & Maintenance Revenues. Management fees and O&M contract revenue increased by $1.4 million (51.9%), from $2.7 million to $4.1 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the addition of 15 O&M contracts, management fees and O&M contract revenue increased $0.8 million (29.6%) from $2.7 million to $3.5 million for the six months ended December 31, 1996 and 1997, respectively. The increase was primarily due to an increase in O&M rebillable contract costs and a generation incentive bonus.

Costs and Expenses

      Operating Expenses. Operating expenses increased by $0.3 million (3.4%) from $8.9 million to $9.2 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the 15 projects sold and the 1997 addition of the 15 O&M contracts, operating expenses increased $0.6 million (7.4%) from $8.1 million to $8.7 million for the six months ended December 31, 1996 and 1997, respectively. This increase was primarily due to (i) an increase in O&M rebillable contract costs; and (ii) an increase in non-recurring maintenance and supplies, partially offset by (i) a decrease in travel expense; and (ii) a decrease in the provision for uncollectable accounts receivable.

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

Gain on Adjustment to Project Development Debt

      During the period from July 1, 1997 to December 31, 1997, the Company wrote off certain of its project development debt resulting in a gain of $8.6 million. This debt was contingent upon the successful development (including the financing thereof) of pumped storage projects, which management believed would not be successfully developed by the Company and the exercise of options on land and a mine which was to be used as an underground reservoir for the projects.

Interest Expense

      Interest expense decreased by $5.7 million (38.8%) from $14.7 million to $9.0 million for the six months ended December 31, 1996 and 1997, respectively. Excluding the 1996 results of the 15 projects sold, interest expense decreased by $5.6 million (38.4%) from $14.6 million to $9.0 million for the six months ended December 31, 1996 and 1997, respectively. The decrease is primarily due to the cessation of accruing interest on the Senior Discount Notes as of September 15, 1997. See Note 1 of the Notes to Consolidated Financial Statements.

Extraordinary Gain

      As a result of the reorganization, a gain on extinguishment of debt of $87.2 million was recorded on the Effective Date.


LIQUIDITY AND CAPITAL RESOURCES

      As more fully described in the Consolidated Financial Statements and related Notes thereto, the cash flow of the Company was comprised of the following:

                                                            REORGANIZED COMPANY                     PREDECESSOR COMPANY
                                            ------------------------------------------------ --------------------------------
                                                              (IN THOUSANDS)                          (IN THOUSANDS)
                                                              --------------                          --------------


                                           TWELVE MONTHS      TWELVE MONTHS       NOV. 8 -        JULY 1 -      TWELVE MONTHS
                                               ENDED              ENDED           DEC. 31,        NOV. 7,           ENDED
                                           DEC. 31, 1999      DEC. 31, 1998        1997            1997        JUNE 30, 1997
                                           -------------     --------------     -----------     ----------     --------------
 Net cash provided by/(used in)
      Operating activities...............    $   14,958         $   18,176       $   2,327     $   (1,457)        $    14,172
      Investing activities...............       (24,746)            (1,737)           (876)          (425)                731
      Financing activities...............         3,964             (6,659)        (10,718)        (9,355)             (6,235)
                                           -------------     --------------     -----------     ----------     --------------
   Net   (decrease)/increase  in  cash  and
   cash equivalents......................    $  (5, 824)        $    9,780       $  (9,267)     $ (11,237)        $    8,668
                                           =============     ==============     ===========     ==========     ==============

      The Company's primary source of liquidity is internally generated cash from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 2000. Available external sources of liquidity include a $35.0 million secured revolving working capital and letter of credit facility (see "--Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of March 29, 2000, $0.3 million in revolving loans and $8.3 million of letters of credit are outstanding under the facility and therefore $24.6 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

      For the year ended December 31, 1999, the cash provided by operating activities of $15.0 million was principally the result of the $16.0 million of net income adjusted for non-cash items offset by a decrease of $1.0 million due to a change in operating assets and liabilities. Significant non-cash items include $7.4 million of depreciation and amortization, a $3.2 million provision relating to deferred tax liabilities and $0.5 million of non-cash interest and other charges. The cash used in investing activities of $24.7 million was primarily attributable to $13.0 million of development expenditures, $8.9 million used to purchase partnership interests and $3.1 million of capital expenditures, offset by a $0.3 million decrease in investments and other long-term assets. The cash provided by financing activities of $4.0 million was due to $5.6 million in borrowings and a $3.7 million contribution from minority interests, offset by repayment of $5.4 million of project debt.

      Cash provided by operating activities decreased by $3.2 million for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The decrease resulted from a difference in cash generated from operating assets and liabilities of $6.0 million, offset by an increase in net income adjusted for non-cash items of $2.6 million and cash used for reorganization items of $0.2 million. The difference in net income adjusted for non-cash items is mainly attributed to an increase in net income of $1.0 million and non-recurring income from the sale of partnership assets of $0.9 million in 1998.

SUMMARY OF INDEBTEDNESS (IN THOUSANDS)
                                             PRINCIPAL AMOUNT OUTSTANDING AS OF
                                              DEC. 31,                DEC. 31,
                                               1999                    1998
                                            -----------           ------------

  Company debt, excluding non-recourse
     debt of subsidiaries                    $  5,550                $    --
  Non-recourse debt of subsidiaries            75,906                   80,813
  Current portion of long-term debt           (11,455)                  (6,327)
                                            -----------           ------------
        Total long-term debt obligations     $ 70,001                $  74,486
                                            ===========           ============

      In November 1999, the Company obtained a $35 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 2001 (the "Facility"). The Company may use proceeds available under the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime + 1.5%. As of March 29, 2000, $0.3 million in revolving loans are outstanding under the Facility and $8.3 million of letters of credit have been issued and are outstanding.


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

           Not Applicable.



ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                (POST-EMERGENCE)


To the Board of Directors
and Stockholders of CHI Energy, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CHI Energy, Inc., (formerly Consolidated Hydro, Inc. (CHI) and its subsidiaries (collectively, the "Company") at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the eight weeks ended December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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



New York, New York
March 20, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 (PRE-EMERGENCE)



To the Board of Directors
and Stockholders of CHI Energy, Inc.


In our opinion, the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the results of operations, stockholders' equity (deficit) and cash flows of CHI Energy, Inc. (formerly Consolidated Hydro, Inc.) and its subsidiaries (collectively, the "Company") for the eighteen weeks ended November 7, 1997 and for the year ended June 30, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/  PricewaterhouseCoopers LLP


New York, New York
March 27, 1998

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)

                                                                           REORGANIZED COMPANY              PREDECESSOR COMPANY
                                                                  ---------------------------------------  -----------------------
                                                                                                                      FISCAL YEAR
                                                                         YEAR ENDED          NOV. 8 TO     JULY 1 TO     ENDED
                                                                    DEC. 31      DEC. 31      DEC. 31        NOV. 7     JUNE 30
                                                                    1 9 9 9      1 9 9 8      1 9 9 7       1 9 9 7     1 9 9 7
                                                                    -------      -------      -------       -------     -------
Operating revenues:
    Power generation revenue                                         $ 41,342      $ 43,868      $ 6,598      $ 8,661    $ 50,665
    Management fees and operations & maintenance revenues               5,777         7,059        1,437        2,713       5,395
    Equity income in partnership interests and other partnership income 1,628         3,572          203          212       1,320
                                                                   ----------    ----------   ---------- ----------    ----------
                                                                       48,747        54,499        8,238       11,586      57,380
                                                                   ----------    ----------   ---------- ----------    ----------
COSTS AND EXPENSES:
    Operating                                                          15,470        18,337        2,566        6,588      18,015
    General and administrative                                          6,522         9,754        1,199        2,217       8,575
    Charge for employee and director equity participation programs          -             -            -            -         100
    Reorganization costs                                                    -             -            -        3,978           -
    Fair value adjustments                                                  -             -            -        4,855           -
    Depreciation and amortization                                       7,435         7,334        1,105        3,009       8,661
    Lease expense to a related party                                        -             -            -        1,274       3,549
    Lease expense to unrelated parties                                  5,837         5,896          900          727       2,215
    (Adjustment to)/charge for impairment of long-lived assets              -             -            -          (75)         83
                                                                   ----------    ----------   ---------- ----------    ----------
                                                                       35,264        41,321        5,770       22,573      41,198
                                                                   ----------    ----------   ---------- ----------    ----------

         Income/(loss) from operations                                 13,483        13,178        2,468      (10,987)     16,182

INTEREST INCOME                                                         1,472         1,488          242          739       1,661
OTHER INCOME                                                              348           459            6           57         434
GAIN ON ADJUSTMENT TO PROJECT DEVELOPMENT DEBT                              -             -            -        8,568           -
INTEREST EXPENSE ON INDEBTEDNESS TO RELATED PARTIES                         -             -            -       (2,752)    (10,519)
INTEREST EXPENSE ON INDEBTEDNESS TO UNRELATED PARTIES                  (6,745)       (8,048)      (1,260)      (4,989)    (19,072)
                                                                   ----------    ----------   ---------- ----------    ----------
          Income/(loss) before (provision)/benefit for income taxes and
            extraordinary item                                          8,558         7,077        1,456       (9,364)    (11,314)

(PROVISION)/BENEFIT  FOR INCOME TAXES                                  (3,557)       (3,104)        (751)         114         272
                                                                   ----------    ----------   ---------- ----------    ----------
          Income/(loss) before extraordinary item                       5,001         3,973          705       (9,250)    (11,042)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT (NET OF INCOME TAX OF
         ZERO AND $3,414 AS OF NOVEMBER 7 AND JUNE 30, 1997, RESPECTIVELY)  -             -                    87,218       5,658
                                                                   ----------    ----------   ---------- ----------    ----------
        NET INCOME/(LOSS)                                             $ 5,001       $ 3,973        $ 705     $ 77,968    $ (5,384)
                                                                   ==========    ==========   ========== ==========    ==========

NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK:
    Net income/(loss)                                                 $ 5,001       $ 3,973        $ 705     $ 77,968    $ (5,384)
    Dividends declared on preferred stock                                   -             -            -       (3,370)    (14,911)
    Accretion of preferred stock                                            -             -            -         (179)       (857)
    Undeclared dividends on cumulative preferred stock                      -             -            -       (2,511)    (10,123)
                                                                   ----------    ----------   ---------- ----------    ----------
                                                                      $ 5,001       $ 3,973        $ 705     $ 71,908    $(31,275)
                                                                   ==========    ==========   ========== ==========    ==========


BASIC AND DILUTED NET INCOME PER COMMON SHARE (A)                      $ 0.50        $ 0.40       $ 0.07
                                                                   ==========    ==========   ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (A)                       10,000,000    10,000,000   10,000,000
                                                                   ==========    ==========   ==========


(a) Share and per share data are not meaningful on or prior to November 7, 1997 due to the significant change in the capital structure in connection with the Plan of Reorganization.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
                   (Amounts in thousands except share amounts)


                                                                                                           DEC. 31,     DEC. 31,
                                                                                                            1 9 9 9      1 9 9 8
                                                                                                            -------      -------
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                                      $ 9,674      $ 16,106
  Cash and cash equivalents restricted                                                                          6,280         5,672
  Accounts receivable, net of allowance for doubtful accounts of $608 and $443, respectively                    7,472         4,728
  Prepaid expenses and other current assets                                                                     3,067         2,029
                                                                                                            ---------     ---------
      Total current assets                                                                                     26,493        28,535

PROPERTY, PLANT AND EQUIPMENT, NET                                                                            109,184        92,331

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                                 8,655        11,805

INTANGIBLE ASSETS, NET                                                                                         58,959        45,535

INVESTMENTS AND OTHER ASSETS                                                                                   35,641        41,665

                                                                                                            ---------     ---------
                                                                                                            $ 238,932     $ 219,871
                                                                                                            =========     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                                      $ 10,945       $ 9,816
  Current portion of long-term debt and obligations under capital leases                                       11,455         6,327
                                                                                                            ---------     ---------
      Total current liabilities                                                                                22,400        16,143

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                            70,001        74,486

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                            48,057        39,464

COMMITMENTS AND CONTINGENCIES

                                                                                                            ---------     ---------
          Total liabilities                                                                                   140,458       130,093
                                                                                                            ---------     ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                                  3,695             -
                                                                                                            ---------     ---------
STOCKHOLDERS' EQUITY
  COMMON STOCK, $.01 PAR VALUE, 20,000,000 SHARES AUTHORIZED
    Class A common stock, 9,085,290 shares issued and outstanding at December 31, 1999 and 1998                    91            91
    Class B common stock, 914,710 shares issued and outstanding at December 31, 1999 and 1998                       9             9
  ADDITIONAL PAID-IN CAPITAL, INCLUDING $2,064 RELATED TO WARRANTS AT DECEMBER 31, 1999 AND 1998               85,000        85,000
  RETAINED EARNINGS                                                                                             9,679         4,678
                                                                                                            ---------     ---------
        Total stockholders' equity                                                                             94,779        89,778
                                                                                                            ---------     ---------
                                                                                                            $ 238,932     $ 219,871
                                                                                                            =========     =========

                                CHI ENERGY, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (Amounts in thousands except share amounts)


                                                              PREFERRED STOCK             COMMON STOCK
                                                              ---------------              ------------                  RETAINED
                                                          NUMBER                      NUMBER                ADDITIONAL   EARNINGS
                                                        OF SHARES     REPORTED       OF SHARES        PAR     PAID-IN  (ACCUMULATED
                                                       OUTSTANDING     AMOUNT       OUTSTANDING      VALUE    CAPITAL    DEFICIT)
                                                       -----------     ------       -----------      -----    -------    --------
PREDECESSOR COMPANY
BALANCE JUNE 30, 1996                                     110,000     $98,712        1,285,762     $     2    $13,497  $ (259,427)
  Annual dividend of $108.88 per share, mandatorily redeemable
    Series H Preferred                                                                                                    (14,911)
  Accretion of Series H Preferred                                                                                            (857)
  Recognition of employee compensation
    expense related to the issuance of common stock
  Issuance of preferred stock                                2,558
  Net loss                                                                                                                 (5,384)
                                                       -----------     ------       -----------      -----    -------    --------
BALANCE JUNE 30, 1997                                      112,558     98,712         1,285,762          2     13,497    (280,579)
  Dividend of $24.63 per share, mandatorily redeemable
    Series H Preferred - July 1, 1997 to September 14, 1997                                                                (3,370)
  Accretion of Series H Preferred                                                                                            (179)
  Net income                                                                                                               77,968
  Fair value adjustments                                  (112,558)   (98,712)        8,714,238         98     71,503     206,160
                                                       -----------     ------       -----------      -----    -------    --------
REORGANIZED COMPANY
BALANCE NOVEMBER 7, 1997                                         -          -        10,000,000        100     85,000           -
  Net income                                                                                                                  705
                                                       -----------     ------       -----------      -----    -------    --------
BALANCE DECEMBER 31, 1997                                        -          -        10,000,000        100     85,000         705
  Net income                                                                                                                3,973
                                                       -----------     ------       -----------      -----    -------    --------
BALANCE DECEMBER 31, 1998                                        -          -        10,000,000        100     85,000       4,678
  Net income                                                                                                                5,001
                                                       -----------     ------       -----------      -----    -------    --------
BALANCE DECEMBER 31, 1999                                        -          -        10,000,000      $ 100    $85,000     $ 9,679
                                                       ===========     ======       ===========      =====    =======    ========

Table continued...


                                                                                                             TOTAL
                                                                                                          STOCKHOLDERS'
                                                                               DEFERRED       TREASURY      EQUITY
                                                                             COMPENSATION      STOCK       (DEFICIT)
                                                                             ------------      -----       ---------
PREDECESSOR COMPANY                                                              $ (350)   $ (21,061)   $  (168,627)
BALANCE JUNE 30, 1996
  Annual dividend of $108.88 per share, mandatorily redeemable
    Series H Preferred                                                                                      (14,911)
  Accretion of Series H Preferred                                                                              (857)
  Recognition of employee compensation
    expense related to the issuance of common stock                               100                          100
  Issuance of preferred stock
  Net loss                                                                                                  (5,384)
                                                                          ------------     ---------     ---------
BALANCE JUNE 30, 1997                                                            (250)       (21,061)     (189,679)
  Dividend of $24.63 per share, mandatorily redeemable
    Series H Preferred - July 1, 1997 to September 14, 1997                                                 (3,370)
  Accretion of Series H Preferred                                                                             (179)
  Net income                                                                                                77,968
  Fair value adjustments                                                         250          21,061       200,360
                                                                          ------------     ---------     ---------
REORGANIZED COMPANY
BALANCE NOVEMBER 7, 1997                                                           -               -        85,100
  Net income                                                                                                   705
                                                                          ------------     ---------     ---------
BALANCE DECEMBER 31, 1997                                                          -               -        85,805
  Net income                                                                                                 3,973
                                                                          ------------     ---------     ---------
BALANCE DECEMBER 31, 1998                                                          -               -        89,778
  Net income                                                                                                 5,001
                                                                          ------------     ---------     ---------
BALANCE DECEMBER 31, 1999                                                          -               -      $ 94,779
                                                                          ============     =========     =========


                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)

                                                                                   Reorganized Company         Predecessor Company
                                                                              ------------------------------   --------------------
                                                                                                                        Fiscal Year
                                                                              Year Ended  Year Ended  Nov. 8 to  July 1 to  Ended
                                                                                 Dec. 31    Dec. 31    Dec. 31     Nov. 7  June 30
                                                                                 1 9 9 9    1 9 9 8    1 9 9 7    1 9 9 7   1 9 9 7
                                                                                 -------    -------    -------    -------   -------
Cash flows from operating activities:

    Net income/(loss)                                                           $ 5,001    $ 3,973      $ 705   $ 77,968   $ (5,384)

   Adjustments to reconcile net income/(loss) to net cash
   provided by/(used in) operating activities before reorganization items:
      Non-cash interest and other charges                                           473        668         32      4,629     21,279
      Reorganization costs                                                         --         --         --        3,978       --
      Fair value adjustments                                                       --         --         --        4,855       --
      Provision/(benefit) relating to deferred tax liabilities                    3,173      2,600        571       (213)    (1,032)
      Extraordinary gain on extinguishment of debt                                 --         --         --      (87,218)    (5,658)
      Gain on adjustment to project development debt                               --         --         --       (8,568)      --
      Non-cash (adjustment to)/charge for impairment of long-lived assets          --         --         --          (75)        83
      Gain on disposal of assets                                                   --          (24)      --          (17)      --
      Depreciation and amortization                                               7,435      7,334      1,105      3,009      8,661
      (Undistributed)/distributed earnings of affiliates                           (126)      (269)        90        788       (696)
      Income from sale of partnership assets                                       --         (930)      --         --         --
      (Increase)/decrease in accounts receivable                                 (2,127)     3,229     (1,643)       546        240
      Decrease/(increase) in prepaid expenses and other current assets              163       (623)       415       (123)      (375)
      Decrease/(increase) in accounts payable and accrued expenses                  966      2,419      1,598       (267)    (2,946)
                                                                               --------   --------   --------   --------   --------
        Net cash provided by/(used in) operating activities before
          reorganization items                                                   14,958     18,377      2,873       (708)    14,172
                                                                               --------   --------   --------   --------   --------
   Operating cash flows used for reorganization items:
      Professional fees                                                            --         (201)      (546)      (749)      --
                                                                               --------   --------   --------   --------   --------
        Net cash used for reorganization items                                     --         (201)      (546)      (749)      --
                                                                               --------   --------   --------   --------   --------
        Net cash provided by/(used in) operating activities                      14,958     18,176      2,327     (1,457)    14,172
                                                                               --------   --------   --------   --------   --------
Cash flows from investing activities:

      Proceeds from disposition of assets                                          --           24       --        2,006     12,002
      Proceeds from sale of partnership assets                                     --          930       --         --         --
      Cost of development expenditures                                          (12,985)      --         --         --       (2,045)
      Capital expenditures                                                       (3,094)    (3,103)      (230)    (1,109)    (4,358)
      Decrease/(increase) in investments and other long-term assets                 257        412       (646)    (1,322)    (4,868)
      Purchase of partnership interests, net of cash acquired                    (8,924)      --         --         --         --
                                                                               --------   --------   --------   --------   --------
           Net cash (used in)/provided by investing activities                  (24,746)    (1,737)      (876)      (425)       731
                                                                               --------   --------   --------   --------   --------
Cash flows from financing activities:

      Payment of refinancing costs                                                 --         --         --         --         (310)
      Borrowings from unrelated parties                                           5,550       --            4          9        149
      Payments to a related party on borrowings                                    --         --         --       (2,271)    (2,304)
      Payments to unrelated parties on borrowings                                (5,441)    (6,673)      (296)    (2,245)    (3,999)
      Contribution from minority interest                                         3,695       --         --         --         --
      Increase/(decrease) in other long-term liabilities                            160         14       (426)       152        229
      Payment to holders of Senior Discount Notes                                  --         --      (10,000)    (5,000)      --
                                                                               --------   --------   --------   --------   --------
          Net cash provided by/(used in) financing activities                     3,964     (6,659)   (10,718)    (9,355)    (6,235)
                                                                               --------   --------   --------   --------   --------

Net (decrease)/increase in cash and cash equivalents                             (5,824)     9,780     (9,267)   (11,237)     8,668

Cash and cash equivalents, at beginning of the period                            21,778     11,998     21,265     32,502     23,834
                                                                               --------   --------   --------   --------   --------
Cash and cash equivalents, at end of the period                                $ 15,954   $ 21,778   $ 11,998   $ 21,265   $ 32,502
                                                                               ========   ========   ========   ========   ========


                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)
                                   (continued)

                                                                                   Reorganized Company          Predecessor Company
                                                                         -------------------------------------  -------------------
                                                                                                                        Fiscal Year
                                                                          Year Ended   Year Ended    Nov. 8 to  July 1 to  Ended
                                                                           Dec. 31       Dec. 31      Dec. 31     Nov. 7   June 30,
                                                                           1 9 9 9       1 9 9 8      1 9 9 7    1 9 9 7   1 9 9 7
                                                                           -------       -------      -------    -------   -------
Supplemental disclosures of cash flow information:

        Cash paid during the period for:
         Interest paid to a related party                                   $  --        $  --        $--        $   819      $4,275
                                                                            =======      =======      =====      =======      ======
         Interest paid to unrelated parties                                 $ 6,121      $ 7,484      $ 290      $ 2,100      $5,047
                                                                            =======      =======      =====      =======      ======
         Income taxes, net                                                  $   503      $   483      $ 112      $   379      $  288
                                                                            =======      =======      =====      =======      ======



Schedules of noncash investing and financing activities:


         The Company acquired the common stock or hydroelectric assets of certain entities amounting to the following:
              Fair value of assets acquired                                 $  --        $  --        $--        $  --        $ 28 -
              Cash paid                                                        --           --         --           --          --
                                                                            -------      -------      -----      -------      ------
              Liabilities assumed                                           $  --        $  --        $--        $  --        $   28
                                                                            =======      =======      =====      =======      ======

During the year ended December 31, 1999, the Company purchased additional partnership interests in three partnerships for $9,629 resulting in 100% ownership of these projects. In conjuction with the acquisitions, liabilities were assumed as follows:

                                                 Partnership
                                                  Interests
                                                  ---------

Fair value of assets acquired                     $ 19,111
Prior ownership interests                           (9,076)
Cash paid                                           (9,872)
                                                  --------
Liabilities assumed                               $    163
                                                  ========

As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the year ended December 31, 1999, reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long-term liabilities decreased by $2,358.

As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the year ended December 31, 1998, reorganization value in excess of amounts allocable to identifiable assets decreased by $4,479. In addition, accounts payable and accrued expenses decreased by $392, deferred credit, state income taxes and other long-term liabilities decreased by $3,050 and long-term debt and obligations under capital leases decreased by $1,037.


Series H mandatorily redeemable preferred stock increased $179 for the period from July 1 to November 7, 1997, and $857 for the fiscal year ended June 30, 1997 as a result of the accretion of the difference between the fair market value at issuance and the redemption value.


Series H mandatorily redeemable preferred stock increased $3,370 and $14,911 for the period from July 1 to November 7, 1997 and the fiscal year ended June 30, 1997, respectively, as a result of declared dividends which increased the liquidation preference.


Long-term debt and obligations under capital leases increased by $10,189 and $18,682 for the period from July 1 to November 7, 1997, and the fiscal year ended June 30, 1997, respectively, as a result of non-cash interest accrued on the Senior Discount Notes.


In accordance with the Plan of Reorganization, the Company exchanged New Common Stock for Senior Discount Notes and New Warrants for Old Preferred Stock. See
Note 1.

NOTE 1 - ORGANIZATION

      CHI Energy, Inc., formerly Consolidated Hydro, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business strategy is the development, acquisition, operation and management of renewable energy and other energy-related assets. Renewable energy generally includes hydroelectric, biomass, landfill gas, wind, solar and geothermal generating facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of December 31, 1999, 1998 and 1997 and June 30, 1997, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 254, 272, 336 and 343 megawatts ("MW"), respectively.

      On June 4, 1997, CHI, the holders of a majority of the Company's 13 1/2% Cumulative Redeemable Preferred Stock (the "Series H Preferred"), 8% Senior Convertible Voting Preferred Stock (the "Series F Preferred") and 9 1/2% Junior Convertible Voting Preferred Stock (the "Series G Preferred", and together with the Series H Preferred and the Series F Preferred, the "Old Preferred Stock") as well as an informal committee of institutions that owned, or represented beneficial holders that owned, approximately 89.2% of CHI's outstanding 12% Senior Discount Notes due 2003 (the "Senior Discount Notes") reached an agreement in principle on the terms of a restructuring to be accomplished pursuant to a plan of reorganization (the "Plan of Reorganization") under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On August 8, 1997, pursuant to a disclosure statement (the "Disclosure Statement"), CHI commenced a prepetition solicitation of votes by the holders of Senior Discount Notes and Old Preferred Stock to accept or reject the Plan of Reorganization. Under the Plan of Reorganization, the holders of Senior Discount Notes and Old Preferred Stock were the only holders of impaired claims and impaired equity interests entitled to receive a distribution, and therefore, pursuant to section 1126 of the Bankruptcy Code, were the only holders entitled to vote on the Plan of Reorganization. At the conclusion of the 32-day solicitation period, the Plan of Reorganization had been accepted by holders of 100% of the Senior Discount Notes and by holders of greater than 97% of the Old Preferred Stock.

      On September 15, 1997, CHI commenced its case under chapter 11 of the Bankruptcy Code and filed the Plan of Reorganization and the Disclosure Statement. The Bankruptcy Court entered an order confirming the Plan of Reorganization on October 23, 1997 and the Plan of Reorganization became effective on November 7, 1997 (the "Effective Date").

      Through the implementation of the Plan of Reorganization on and after the Effective Date, CHI's most significant financial obligations were restructured as follows: $202 million in face amount of outstanding Senior Discount Notes were converted into, among other things, $15 million in cash and 100% of the shares of CHI's new common stock, consisting of shares of new class A common stock (the "New Class A Common Stock") and shares of new class B common stock (the "New Class B Common Stock", and together with the New Class A Common Stock, the "New Common Stock") subject to dilution from the New Warrants and the Management Options (each as described below); the holders of the Old Preferred Stock exchanged such stock for warrants to purchase up to 12.5% of the New Common Stock, consisting of series B warrants (the "New Series B Warrants") and series C warrants (the "New Series C Warrants", and together with the New Series B Warrants, the "New Warrants") subject to dilution from the Management Options; and CHI's old common stock (the "Old Common Stock") was canceled. CHI's senior management received options to purchase up to an aggregate of 7.5% of the New Class A Common Stock (the "Management Options"), subject to dilution from the New Warrants. As a result of the restructuring, CHI no longer had any significant parent company debt obligations.

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

      The effect of the Plan of Reorganization and the implementation of fresh start reporting on the Company's consolidated balance sheet as of November 7, 1997 was as follows:

                                                   Pre Fresh-Start        Reorganization         Fair Value          Fresh Start
                                                    Balance Sheet        Adjustments (1)       Adjustments (2)      Balance Sheet
                                                   ----------------        --------------      ---------------    -----------------
  Current assets                                   $        34,342         $      (5,000)                         $          29,342
  Property, plant and equipment, net                       125,037                             $       (30,971)              94,066
  Reorganization value in excess of
     amounts allocable to identifiable assets                  --                                       17,453               17,453
  Intangible assets, net                                    44,320                                       3,790               48,110
  Other assets                                              27,763                                      13,590               41,353
                                                   ----------------        --------------      ---------------    -----------------
                       Total                       $       231,462         $      (5,000)      $         3,862    $         230,324
                                                   ===============         ==============      ===============    =================


                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 2 - FRESH START REPORTING (CONTINUED)

                                             Pre Fresh-Start        Reorganization         Fair Value             Fresh Start
                                              Balance Sheet        Adjustments (1)       Adjustments (2)         Balance Sheet
                                              -------------        ---------------       ---------------         -------------
  Current liabilities                      $       12,392        $        10,000        $         301        $         22,693
  Long-term debt                                   82,505                                         (71)                 82,434
  Deferred income taxes                            31,111                 (1,053)               2,360                  32,418
  Liabilities subject to compromise               183,603               (183,603)                                          --
  Mandatorily redeemable preferred
        stock subject to compromise               117,921               (117,921)                                          --
  Other long-term liabilities                       1,552                                       6,127                   7,679
  Preferred stock                                  98,713                (98,713)                                          --
  Common stock                                          2                     98                                          100
  Additional paid-in capital                       13,497                 71,503                                       85,000
  Accumulated deficit                            (288,523)               293,378               (4,855)                     --
  Deferred compensation                              (250)                   250                                           --
  Treasury stock                                  (21,061)                21,061                                           --
                                           --------------         --------------        --------------       ----------------
                       Total               $      231,462         $       (5,000)       $        3,862       $        230,324
                                           ==============         ==============        ==============       ================

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

      PROPERTY, PLANT AND EQUIPMENT

      Plant and equipment are depreciated on a straight-line basis over the remaining estimated useful lives of the respective assets (originally 50 years for dam and appurtenant structures and 30 years for mechanical and electrical equipment). Depreciation expense was $4,236, $4,127, $603, $2,026 and $5,654 for the years ended December 31, 1999 and 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal year ended June 30, 1997, respectively.

      Property, plant and equipment additions are recorded at cost (Note 7). Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

      INTEREST CAPITALIZATION

      The Company capitalizes interest costs associated with the development and construction of its facilities in accordance with Statement of Financial Accounting Standards No. 34 "Capitalization of Interest Cost". Interest capitalized in the period from July 1, 1997 to November 7, 1997 and the fiscal year ended June 30, 1997 is disclosed in Note 10.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      INTANGIBLE ASSETS

      Intangible assets principally include costs incurred in connection with power purchase agreements and Federal Energy Regulatory Commission ("FERC") licenses, all of which are capitalized and amortized on a straight-line basis over the periods to be benefited by such costs, ranging from 2 to 40 years (Note
8). Legal, compliance and other related expenditures incurred in connection with the maintenance of power purchase agreements and FERC licenses are capitalized and amortized over the remaining term of the applicable contract or license. Amortization expense was $2,817 $2,601, $412, $983 and $3,007 in the years ended December 31, 1999 and 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal year ended June 30, 1997, respectively. Management periodically reviews intangible assets for potential impairments.

      REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

      Reorganization value in excess of amounts allocable to identifiable assets ("Reorganization Value") resulted from the application of fresh start reporting as described in Note 2, which required the excess of the fair value of the Company over the fair value allocated to its identifiable assets to be recorded. This excess is classified as Reorganization Value and is being amortized on a straight-line basis over a fifteen-year period. Reorganization Value was reduced by $2,358 and $4,479 during the years ended December 31, 1999 and 1998, respectively, as a result of the reversal of tax valuation allowances related to net operating loss carryforwards and the settlement of certain pre-reorganization contingencies. Amortization was $792, $1,017 and $152 in the years ended December 31, 1999 and 1998 and the period from November 8, 1997 to December 31, 1997, respectively.

      INVESTMENTS

      In accordance with generally accepted accounting principles, the Company's investments in partnership interests are accounted for under either the equity method or the cost method of accounting. Investments accounted for under the equity method of $9,394 and $16,932 at December 31, 1999 and 1998 respectively, are included as part of long-term investments.

      ADVERSE CONTRACTS

      As a result of fresh start reporting as described in Note 2, certain projects with unfavorable power purchase contracts were determined to be generating net cash outflows. This resulted in the recording of an adverse contract liability. The Company amortizes adverse contracts over the life of the project's FERC license. Amortized benefit of $410, $411 and $62 was recorded in the years ended December 31, 1999 and 1998 and the period from November 8, 1997 to December 31, 1997, respectively.

      BUSINESS DEVELOPMENT COSTS

      The Company expenses all business development related costs as incurred until a viable purchase and sale agreement, or other material project development document, is signed in respect of a prospective transaction. From that date forward, all third party, project specific, business development related costs are capitalized. Business development costs related to the St. Felicien Congeneration Limited Partnership (Note 11) were capitalized during the year ended December 31, 1999.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      NET INCOME PER COMMON SHARE

      Basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). In the years ended December 31, 1999 and 1998 and the period from November 8, 1997 to December 31, 1997, the exercise of stock options and warrants were excluded from diluted net income per common share under the treasury stock method as inclusion of such was antidilutive.

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

LONG-TERM INVESTMENTS

      The carrying value of investments held in escrow accounts approximates fair value based on their near-term maturity. Such investments are classified as long-term on the Balance Sheet due to restrictions imposed under certain contractual agreements. Investments in affiliates of the Company which are accounted for on the cost basis have no quoted market prices. Accordingly, at December 31, 1999 and 1998, a reasonable estimate of fair value could not be made without incurring excessive costs.

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


                                             DECEMBER 31, 1999              DECEMBER 31, 1998
                                             -----------------              -----------------

                                          Carrying        Fair             Carrying       Fair
                                           Amount         Value             Amount        Value
                                           ------         -----             ------        -----
Cash and cash equivalents                  15,954          15,954           21,778         21,778

Long-term investments:
      Escrow deposits                       9,443           9,443            9,127          9,127
      Investments in affiliates            13,917           --(1)           14,561          --(1)

Long-term debt:
      Market rate obligations              35,558          35,558           31,132         31,132
      Fixed rate obligations               19,189          15,193           21,389         20,638
      Pumped storage obligations            8,358              --            7,939             --

(1)   An estimate of fair value could not be made because it is not practicable.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 5 - ACQUISITIONS


      On May 25, 1999, the Company acquired an additional 50% ownership interest in Pyrites Associates, a partnership which owns an 8.2 MW hydroelectric facility, for $4.1 million and an additional 50% ownership interest in Hydro Power Associates, a partnership which owns 25% of three hydroelectric facilities aggregating 5.4 MW, for $3.2 million. On November 30, 1999, the Company acquired an additional 50% ownership interest in Copenhagen Associates, a partnership which owns a 3.3 MW hydroelectric facility, for $2.5 million. The Company now has a 100% ownership interest in all three partnerships. The transactions were funded with unrestricted cash. The Company has applied purchase accounting for the acquisitions on a step-by-step basis. Accordingly, the results of operations have been included in the Company's consolidated financial statements since the dates of acquisition.

      In addition, the Company has restated its prior period financial statements to reflect a change from the cost to equity method of accounting for the investment in Hydro Power Associates, in accordance with the provisions of Accounting Principles Board Opinion No. 18 "Equity Method of Accounting for Investments in Common Stock". As a result of this restatement, equity income in partnership interests and other partnership income has been increased by $123 and $287 in the years ended December 31, 1999 and 1998, respectively, and investments and other assets has been increased by $287, deferred credit, state income taxes and other long-term liabilities has been increased by $115 and retained earnings has been increased by $172 at December 31, 1998.

      The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume the acquisitions occurred as of the beginning of the periods presented:


                                                        Year ended December 31,
                                                        1999             1998
                                                        ----             ----

Operating revenues                                  $    49,407      $    56,073
Net income                                          $     5,174      $     4,496
Basic and diluted net income per common share       $       .52      $       .45
Weighted average number of common shares             10,000,000       10,000,000


      The pro forma results are not necessarily indicative of the results that would have been obtained if the acquisitions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

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

      The Company sells substantially all of its electrical output to public utility companies pursuant to long-term power purchase agreements, of which the remaining terms range between 4 months and 26 years. Consolidated power generation revenues, by major customer, for the years ended December 31, 1999 and 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to November 7, 1997 and the fiscal year ended June 30, 1997 were as follows:

                                                   Reorganized Company                                 Predecessor Company
                               ----------------------------------------------------------     -----------------------------------

                                                                                                                     Fiscal
                                 Year Ended           Year Ended            Nov. 8 -            July 1 -           Year Ended
                                  Dec. 31              Dec. 31              Dec. 31,             Nov. 7,            June 30,
                                    1999                 1998                 1997                1997                1997
                               ---------------     -----------------     ----------------     --------------     ----------------
  Niagara Mohawk Power Corp.      $ 10,527           $    8,797              $    1,554          $   1,181           $ 10,285
  Commonwealth Electric Co.          9,398                9,649                   1,451              1,563             10,685
  New England Power Co.              5,042                5,460                     841                963              6,184
  Central Maine Power Co.            3,173                3,883                     732              1,334              4,615
  Idaho Power Co.                    2,994                2,885                     123              1,657              3,258
  All other customers               10,208               13,194                   1,897              1,963             15,638
                                 ----------          ----------              ----------          ---------          ---------
                                 $  41,342           $   43,868              $    6,598          $   8,661           $ 50,665
                                 ==========          ==========              ==========          =========          ==========

      During the year ended December 31, 1999, the amount shown for Niagara Mohawk Power Corp. includes approximately $754 of business interruption revenue representing lost generation recoverable from an insurance company as a result of an insurance claim. During the fiscal year ended June 30, 1997, the amount shown for Commonwealth Electric Co. includes approximately $212 of business interruption revenue.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 7 - PROPERTY, PLANT & EQUIPMENT

      Property, plant and equipment includes assets acquired or refinanced under capitalized lease obligations of $18,351 and $20,353 at December 31, 1999 and 1998, respectively (Note 10).

      Property, plant and equipment are comprised of the following at December 31, 1999 and 1998:


                                                                                                        Range of
                                            December 31, 1999             December 31, 1998           Asset Lives
                                         -------------------------     ------------------------     ----------------
Land                                         $        4,476                $        3,738
Dam and appurtenant structures                       57,260                        49,414               50 years
Mechanical and electrical equipment                  39,533                        38,721               30 years
Buildings and other                                   2,747                         2,346              3-12 years
Construction in progress                             14,121                         2,841
                                             ----------------              ----------------
                                                    118,137                        97,060
Less - accumulated depreciation                      (8,953)                       (4,729)
                                             ----------------              ----------------
                                             $      109,184                $       92,331
                                             ================              ================


NOTE 8 - INTANGIBLE ASSETS
      Intangible assets are comprised of the following at December 31, 1999 and 1998:

                                                                                                      Range of
                                            December 31, 1999           December 31, 1998            Asset Lives
                                         ------------------------     -----------------------     ------------------
   Power purchase contracts                      $   52,399                   $   39,264            3 - 32 years
   FERC licenses                                      6,926                        6,926            4 - 40 years
   Goodwill                                           2,788                        --               24 years
   Other intangibles                                  2,674                        2,364            2 - 40 years
                                              --------------              --------------
                                                     64,787                       48,554
   Less - accumulated
amortization                                         (5,828)                      (3,019)
                                              --------------              --------------
                                                 $   58,959                   $   45,535
                                              ==============              ==============

      Power purchase contracts and goodwill include those purchased in conjunction with the acquisition of an additional 50% ownership interest in Pyrites Associates and Copenhagen Associates (Note 5). The majority of the Company's projects have been issued FERC licenses (extending through years ranging from 2001 to 2037) or have qualified for exemption from FERC licensing.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES


      Accounts payable and accrued expenses are comprised of the following at December 31, 1999 and 1998:


                                         December 31,              December 31,
                                             1999                     1998
                                       ------------               ------------
    Accounts payable                   $      3,109               $      1,082
    Accrued lease expense                     1,972                      2,083
    Accrued taxes                             1,405                      1,375
    Accrued compensation                      1,582                      1,720
    Accrued interest                            840                        954
    Accrued severance                           393                        715
    Other accrued expenses                    1,644                      1,887
                                       ------------               ------------
                                       $    10,945                $     9,816
                                       ============               ============

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 10 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES
      Long-term debt and capitalized lease obligations are comprised of the following at December 31, 1999 and 1998:

                                                                                   December 31,         December 31,
                                                                                       1999                  1998
                                                                                   ------------         ------------
Parent Company Debt:
    Debt guaranteed or issued by the Parent Company directly - Revolving credit loan with a bank, interest payable monthly at the
        prime  rate,  as  defined,  plus a margin of 1.5% (10.0% at December
        31, 1999).                                                                      $ 5,550                   --
                                                                                   ------------         ------------
                                                                                          5,550                   --
                                                                                   ------------         ------------
Non-Recourse Debt of Subsidiaries secured by project assets unless otherwise noted:
    Capitalized lease obligations maturing at various dates
          through 2008.                                                                  18,351             $ 20,353
    Term loan agreement with an investor due in quarterly  payments  through
        2003, interest payable at the Commercial Paper ("CP") Rate, as defined, plus a margin of 4.0%, (9.51% and 8.88%, at December 31, 1999 and 1998,
        respectively).
                                                                                         26,265               26,958
    Term loan agreement with an investor due in quarterly  payments  through
        2013, interest at 11.59%.                                                         2,767                2,902
    Term loan  agreement  with a bank,  principal due in quarterly  payments through 2008. Interest payable quarterly at a fixed annual rate of
        10.17% through October 29, 2003 and thereafter through maturity, at the
        U.S. Treasury Note Rate, as defined, plus a margin of 3.9%.
                                                                                          1,913                2,772
    Note payable to an insurance  company,  due in monthly  payments through
        2007, interest at 12.7%.                                                          5,601                6,490
    Notes payable to an insurance company,  due December 31, 2008.  Interest on $2,060 of principal payable monthly at 6.5%.
                                                                                          6,023                6,157
    Termloan agreement with a bank, due in quarterly payments through 2006, interest at the London Interbank Offered Rate ("LIBOR"), as defined, plus a margin of 2.0% (8.03% and 7.06% at December 31, 1999 and 1998,
        respectively).
                                                                                            766                1,006

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 10 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

                                                                                   December 31,         December 31,
                                                                                       1999                 1998
                                                                                   ------------         ------------
    Termloan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (8.03% and 7.06%, at December 31, 1999 and 1998, respectively).
                                                                                      1,672                 1,718
    Unsecured notes payable to investors, interest payable annually at the prime rate, as defined (8.5% and 7.75% at December 31, 1999 and 1998, respectively) for certain notes and 15% for other notes.
                                                                                      3,360                 3,067
    Security deed held by the previous owners of a hydroelectric facility, due
        Jan 18, 2006. Interest payable monthly at 6%.
                                                                                        900                 1,000
    Notes  payable  to an  insurance  company,  due  in  quarterly  payments
        through 2005, interest at 8.5%.                                                 557                   622
    Term loan  agreement  with a bank,  due in  quarterly  payments  through
        2006, interest at LIBOR, as defined, plus a margin of 2.0% (8.03% and
        7.06%, at December 31, 1999 and 1998, respectively).
                                                                                      1,017                 1,130
    Termloan agreement with a bank, due in quarterly payments through 2006, interest at LIBOR, as defined, plus a margin of 2.0% (8.03% and 7.06% at
        December 31, 1999 and 1998, respectively).

                                                                                        288                   320
    Unsecured notes payable to private investors, due December 31, 1999 and
        2003, including accrued interest. Interest accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, accrues interest at a penalty rate equal to the stated rate plus 3.0%.
                                                                                      1,157                 1,031
    Other long-term liabilities with various rates and maturities.                    5,269                 5,287
                                                                               ------------          ------------
                                                                                     75,906                80,813
                                                                               ------------          ------------
Total debt and obligations under capital leases                                      81,456                80,813
         Less:  current portion                                                      (11,455)               (6,327)
                                                                               ------------          ------------
Total long-term debt and obligations under capital leases                           $70,001               $74,486
                                                                               ============          ============

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 10 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      Total interest charges associated with the above obligations were as follows:

                                           Reorganized Company                               Predecessor Company
                            ---------------------------------------------------       --------------------------------
                                Year                 Year                                                 Fiscal Year
                               Ended                Ended            Nov. 8 -             July 1 -           Ended
                            Dec. 31, 1999       Dec. 31, 1998     Dec. 31, 1997        Nov. 7, 1997      June 30, 1997
                            -------------       -------------     -------------        ------------      -------------
   Total Interest           $     6,745         $     8,048      $  1,260                 $ 7,809        $  29,780

   Capitalized Interest             --                  --            --                  $    68        $     189




      The aggregate long-term debt payments due each year ending December 31, including capitalized lease obligations, net of amounts representing interest totaling $7,876, are as follows:

                         2000                                11,455
                         2001                                 5,605
                         2002                                 5,950
                         2003                                28,764
                         2004                                 3,938
                         Thereafter                          25,744
                                                         ----------
                                                         $  81,456
                                                         ==========


      In November 1999, the Company obtained a $35,000 secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 2001 (the "Facility"). The Company may use proceeds available under the Facility to support its development, acquisition and operating activities. Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime + 1.5%. As of March 29, 2000, $250 in revolving loans are outstanding under the Facility and $8,286 of letters of credit have been issued and are outstanding. Fees on each outstanding letter of credit are 2.0% per annum on the available amount of such letter of credit, plus confirming bank fees, if applicable, payable annually in arrears.

      As of December 31, 1999, capitalized lease obligations consist primarily of two lease financing transactions. The leases have initial terms that extend through 2003 and 2008, with renewal options in minimum one and five year increments. These leases require that lease payment reserves, with provisions for escalations in the event certain power sales rates are not attained, be maintained for the respective terms of the leases. Certain of these reserves must be in cash with the balance in either cash or letters of credit from an acceptable issuer.

      To the extent that it is anticipated that the minimum cash components will not be used to fund operation expenses or lease payments in the next fiscal year, these minimum cash components have been included in Investments and other assets in the accompanying Balance Sheet. Minimum rental commitments under these leases for the five years following December 31, 1999 and thereafter are included in the table above.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 10 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      In conjunction with the acquisition of Hydro Development Group, Inc., a New York Corporation, ("HDG"), the Company entered into a Credit and Reimbursement Agreement dated February 15, 1995, with General Electric Capital Corporation ("GECC"). The agreement provides for two term loans, the GECC A Term Loan ("GECC A Loan") and the GECC B Term Loan ("GECC B Loan"), a revolving credit facility, and a letter of credit in support of HDG project obligations. The GECC A Loan, with an outstanding principal balance at December 31, 1999 of $26,265, is secured by the stock and assets of the HDG projects. The GECC B Loan, with an outstanding principal balance at December 31, 1999 of $2,767, is secured by certain other projects owned by the Company. Each of these loans is non-recourse to CHI. The agreement also provides for a $3,000 revolving credit facility through 2013, to be drawn as necessary to pay principal and interest due on the term loans in the case of insufficient funds resulting from unusually low water flow. The $3,000 revolving credit facility shall bear interest at a rate equal to the CP Rate, as defined, plus a margin of 5%. GECC has also provided a letter of credit totaling $100 in support of certain HDG projects.

      The $1,913 term loan agreement with a bank, which matures in the year 2008, accrues interest at a fixed rate of 10.17% per annum through October 29, 2003. Thereafter, through October 30, 2008, interest accrues on a quarterly basis, at a rate equal to the three year U.S. Treasury Note Rate plus a margin of 3.9%. Principal and interest payments are to be made quarterly in arrears and mandatory prepayments, if required, are to be made annually. Costs associated with obtaining this loan have been capitalized and are included in Intangible assets, net on the Company's Balance Sheet as of December 31, 1999.

      The $5,601 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $21,048 at December 31, 1999) have been pledged as security.

      On December 31, 1998, the Company modified the terms of its 11.25%, $6,157 note payable to an insurance company which was assumed in connection with another acquisition by the Company. The insurance company agreed to accept 6.5% interest only monthly payments on a new $2,060 Senior Note with principal due December 31, 2008 and contingent payments on an 11.5%, $2,940 Subordinated Note. Beginning on December 31, 2002, the Subordinated Note may be converted into 85-100% of the common equity of the related projects, subject to the Company's option to redeem the Subordinated Note upon notice of conversion. The modification of the terms of this note qualified for accounting treatment under Statement of Financial Accounting Standards No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS 15"). In accordance with SFAS 15, no gain was recognized upon modification and the carrying value of the note was not adjusted. In addition, the modifications have resulted in an effective interest rate of 0%; therefore, no interest expense will be recognized. Pursuant to the terms of the notes, substantially all of the acquired hydroelectric assets (approximately $1,000 at December 31, 1999) have been pledged as security.

      The $766 term loan agreement with a bank (the "Loan Agreement") was entered into in connection with the acquisition of certain hydroelectric facilities. The Loan Agreement is secured by the stock of the Company's subsidiary which acquired the hydroelectric facilities and the subsidiary's interest in certain limited partnerships as well as certain notes payable, by these limited partnerships, to the Company.

      The $1,672 term loan agreement with a bank was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility.

      The $3,360 unsecured notes payable to investors relate to the financing for one of the Company's pumped storage development projects. Interest is payable annually on December 31, at the prime rate of interest, as defined, for certain notes and 15% for other notes. Unpaid interest balances are added to the outstanding principal at each December 31, and accrue interest at the applicable interest rate.

      The $900 security deed is secured by substantially all of the related hydroelectric facility's assets (approximately $841 at December 31, 1999).

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)

NOTE 10 - LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED)

      The $557 note payable to an insurance company was assumed in connection with an acquisition by the Company. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $368 at December 31, 1999) have been pledged as security. As of February 16, 2000, the note was in default due to non-payment of principal and interest due in February 2000. The insurance company has waived the default until the next payment due date in May, 2000.

      The $1,017 term loan agreement with a bank was originally assumed by the Company as an interim loan in conjunction with the acquisition of a hydroelectric facility. Pursuant to the terms of the agreement, substantially all of the acquired hydroelectric assets (approximately $4,291 at December 31, 1999) have been pledged as security.

      The $288 term loan agreement with a bank was entered into in connection with the acquisition of a hydroelectric facility. Pursuant to the terms of the note, substantially all of the acquired hydroelectric assets (approximately $510 at December 31, 1999) have been pledged as security.

      The $1,157 unsecured notes payable to private investors relate to the financing for Consolidated Pumped Storage, Inc. ("CPS") for which warrants were also issued to the holder for the purchase of 10% of CPS common stock. Interest accrues annually at 12%. A minimum of 3.6% of such interest is due in cash each December 31 and if not paid, is added to the outstanding principal balance which earns interest at a penalty rate equal to the stated rate plus 3.0%.

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

NOTE 11 - MINORITY INTEREST

      CHI S.F., L.P. and Hydrodev, Inc. ("Hydrodev"), wholly owned subsidiaries of the Company, and Societe en commandite Centrale Thermique SF formed the St. Felicien Cogeneration Limited Partnership (the "Partnership") to develop, own and operate a biomass fueled power plant located in Quebec, Canada, which is expected to commence commercial operations in April 2001. In November 1999, the partnership agreement was amended to admit Soquip Energie Inc. ("Soquip") as a limited partner and to replace Hydrodev as general partner with Gestion Cogeneration Inc., which is 60% owned by Hydrodev and 40% owned by Soquip. As a result of the amendment, the Company's general and limited partnership interests total 59.9%. The Partnership's assets and liabilities are included in the Company's consolidated Balance Sheet at December 31, 1999 and Soquip's limited partnership interest has been recorded as Minority interest in consolidated subsidiaries.

NOTE 12 - MANDATORILY REDEEMABLE PREFERRED STOCK

      Until the Effective Date, the Series H Preferred, issued for $70,299, was recorded net of issuance costs of $3,083 and the value attributed to the detached warrants of $5,916, and adjusted to reflect non-cash dividends declared. The recorded value of the Series H Preferred was adjusted by $179 and $857, representing accretion of the issuance costs and attached warrant value, in the period from July 1 to November 7, 1997 and the fiscal year ended June 30, 1997.

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



NOTE 13 - CAPITAL STOCK

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

      Pursuant to the Plan of Reorganization, on the Effective Date, 9,085,290 shares of New Class A Common Stock were issued and distributed to substantially all of the holders of the Senior Discount Notes and 810,811 shares of New Class A Common Stock were reserved to satisfy the obligation of CHI under the Management Options (Note 14). Each share of New Class A Common Stock entitles its holder to one vote. The holders of New Class A Common Stock have the right to participate proportionately in dividends, if any, distributed by the Company.

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

      NEW SERIES B WARRANTS

      The New Series B Warrants, which were issued to the holders of the Old Preferred Stock on the Effective Date and expire on the sixth anniversary of the Effective Date, entitle such holders to subscribe for the purchase of up to an aggregate of 7.5% of the New Common Stock, subject to dilution due to the issuance by the Company of shares of New Common Stock pursuant to the exercise of the New Series C Warrants and the Management Options by the holders thereof. The New Series B Warrants are exercisable for up to 1% of the New Common Stock of CHI if, as and when the total capital (debt and equity) invested in industrial infrastructure projects that either (i) close within 3 years from the Effective Date or (ii) are subject to a legally binding and enforceable agreement between CHI or any of its subsidiaries and a party sponsoring a development or acquisition of such industrial infrastructure project within such 3 year period and thereafter close within the term of the warrants, equals or exceeds $60 million. The additional New Series B Warrants exercisable for the remaining 6.5% of the New Common Stock vest incrementally if, as and when the total capital invested in industrial infrastructure projects increases from $60 million to $450 million within the parameters set forth above. The exercise price per share of the New Common Stock subject to the New Series B Warrants is $10. The New Series B Warrants have customary antidilution provisions, and protections against extraordinary distributions. As of December 31, 1999, the Company has not completed any industrial infrastructure transactions and is not currently in negotiations to develop or acquire any industrial infrastructure projects.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 13 - CAPITAL STOCK (CONTINUED)

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

      NEW PREFERRED STOCK

      Under the terms of the Plan of Reorganization, 10,000,000 shares of preferred stock with a par value of $0.01 per share (the "New Preferred Stock") were authorized by CHI. There were no shares of New Preferred Stock issued and outstanding on December 31, 1999.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 13 - CAPITAL STOCK (CONTINUED)

      SERIES F AND SERIES G PREFERRED STOCK

      Through the implementation of the Plan of Reorganization as of the Effective Date, the shares of Series F Preferred and Series G Preferred were exchanged for the New Warrants, subject to dilution from Management Options (Note 1).

      Dividends on the Series F Preferred and Series G Preferred were cumulative (amounting to $53,540 and $51,029 at November 7, 1997 and June 30, 1997, respectively) and were payable annually in arrears upon declaration by the Company's Board of Directors. The cumulative undeclared dividends in arrears per share as of June 30, 1997 were $413.33 for the original 55,000 shares of Series F Preferred and $107.11 for the 1,279 shares of Series F Preferred issued subsequently, and $508.92 for the original 55,000 shares of Series G Preferred and $131.88 for the 1,279 shares of Series G Preferred issued subsequently.

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

NOTE 14 - MANAGEMENT OPTIONS, DIRECTOR COMPENSATION AND 401(K) PLAN

      MANAGEMENT OPTIONS

      As of the Effective Date, the Company granted 810,811 Management Options to acquire New Class A Common Stock at an exercise price of $10 per share pursuant to the Management Option Plan to certain CHI employees. The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI, of shares of New Common Stock pursuant to the exercise of the New Series B Warrants and the New Series C Warrants by the holders thereof. With the exception of 20,000 fully vested and exercisable options granted to Charles F. Goff, Jr. on the Effective Date, the Management Options issued on the Effective Date will vest, or have vested and become exercisable as follows:

            Effective Date                 33 1/3% of the Management Options
            December 31, 1998              22 2/9% of the Management Options
            December 31, 1999              22 2/9% of the Management Options
            December 31, 2000              22 2/9% of the Management Options

      The Management Options will also become vested and exercisable upon a change in control of CHI. The Management Options will terminate on the seventh
(7th) anniversary of the Effective Date unless terminated at an earlier date following termination of an optionee's employment. Management Options issued subsequent to the Effective Date may have different exercise prices or vesting provisions, in accordance with the Management Option Plan. No employee of CHI will be eligible under the Management Option Plan to be granted Management Options to purchase more than 350,000 shares of New Class A Common Stock.

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 14 - MANAGEMENT OPTIONS, DIRECTOR COMPENSATION AND 401(K) PLAN (CONTINUED)

      A summary of the activity in the Company's stock options for the period from the Effective Date to December 31, 1999 is presented below:

                                           Number of Shares      Exercise Price
                                           ----------------      --------------

Options granted on the Effective Date           810,811           $   10.00
Options exercised                                  --                  --
Options canceled                                   --                  --
                                               --------           ---------
Outstanding at December 31, 1997                810,811           $   10.00
Options exercised                                  --                  --
Options canceled                                (11,811)              10.00
Options issued                                    8,478               10.00
                                               --------           ---------
Outstanding at December 31, 1998                807,478           $   10.00
Options exercised                                  --                  --
Options canceled                               (225,125)              10.00
Options issued                                  228,458               10.00
                                               --------           ---------
Outstanding at December 31, 1999                810,811           $   10.00
                                               ========           =========
Exercisable at December 31, 1999                628,506           $   10.00
                                               ========           =========
Weighted average remaining
     Contractual life (years)                      4.43
                                               ========


      The Company applies the principles of Accounting Principles Board Opinion No. 25 in accounting for employee stock option plans. Compensation cost as determined on the basis of SFAS No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") would have been recorded based on the estimated fair value of stock options granted. The total fair value of these options was $2,618, $2,201 and $2,201 at December 31, 1999, 1998 and 1997, respectively, based upon the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes option pricing model (i) risk-free interest rate of approximately 5.7%, 4.9% and 6.2% for 1999, 1998 and 1997 respectively, (ii) expected life of five, six and seven years for 1999, 1998 and 1997, respectively, (iii) 30% volatility, and (iv) no expected dividends. Had compensation cost been determined based on the estimated fair value at the grant date consistent with the method of SFAS 123, the Company's net income and net income per share would have decreased by approximately $836, $700 and $105 and $.08, $.07 and $.01, respectively, for the years ended December 31, 1999 and 1998 and the period from November 8, 1997 to December 31, 1997.

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

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 15 - TAXES

      The (provision)/benefit for income taxes consists of the following:

                                                       Reorganized Company                          Predecessor Company
                                         --------------------------------------------------     ------------------------------
                                            Year              Year                                               Fiscal Year
                                            Ended             Ended           Nov. 8 -           July 1 -           Ended
                                         Dec. 31, 1999    Dec. 31, 1998      Dec. 31, 1997      Nov. 7, 1997      June 30, 1997
                                         -------------    -------------      -------------      ------------      -------------
   Federal income taxes                  $       (184)    $       (200)      $       (100)      $     --          $       (408)
   State income taxes                            (200)            (304)               (80)              (99)              (352)
   Deferred tax (provision)/benefits           (3,173)          (2,485)              (571)               213            (2,382)
                                         -------------    -------------      -------------      ------------      -------------
                                         $     (3,557)    $     (2,989)      $       (751)      $        114      $      (3,142)
                                         =============    =============      =============      =============     =============


      The (provision)/benefit for income taxes differs from an amount computed by applying the statutory income tax rate to pre-tax income, as follows:

                                                      Reorganized Company                                 Predecessor Company
                                       -----------------------------------------------------     ----------------------------------
                                           Year               Year                                                   Fiscal Year
                                           Ended              Ended            Nov. 8-                July 1-           Ended
                                       Dec. 31, 1999      Dec. 31, 1998      Dec. 31, 1997         Nov. 7, 1997     June 30, 1997
                                       -------------      -------------      -------------         ------------     -------------
     Tax (provision)/benefit at US
    statutory rate                     $   (2,995)        $   (2,377)        $     (518)           $  (27,265)      $       731
     State income tax expense                (119)              (304)               (80)                  (99)             (352)
     Losses without current tax benefit         --                 --                 --                 (383)           (3,113)
     Alternative minimum tax                 (184)              (200)              (100)                   --              (408)
     Goodwill amortization                   (277)                 --                 --                   --                 --
     Reorganization value in excess of
         amounts allocable to
         identifiable assets                    --                 --               (53)                   --                 --
     Restructuring charges                      --                 --                 --               (1,392)                --
     Debt extinguishment                        --                 --                 --               30,552                 --
     Corporate recapitalization                 --                 --                 --                1,700                 --
     Project debt adjustment                    --                 --                 --               (2,999)                --
     Other                                      18              (108)                 --                   --                 --
                                       -------------      -------------      -------------         ------------     -------------
                                       $    (3,557)       $   (2,989)        $     (751)           $      114       $     (3,142)
                                       =============      =============      =============         =============    =============


      Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                    December 31, 1999           December 31, 1998
                                                                    -----------------           -----------------
     Deferred tax assets:
                         Net operating loss                                $14,138                 $   17,345
                         Tax credits                                         4,068                      4,635
                         Lease payment obligations                           6,687                      7,504
                         Deferred revenue                                    2,052                         --
                         Pumped storage development costs                    6,750                      6,750
                        Valuation reserve                                 (30,169)                    (32,765)
                                                                       -----------                -----------
                        Total deferred tax assets, net                       3,526                      3,469
                                                                       -----------                -----------

                                CHI ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands except shares and per share amounts or as otherwise noted)


NOTE 15 - TAXES (CONTINUED)

            Deferred tax liabilities:                            December 31, 1999         December 31, 1998
                                                                 -----------------         -----------------

                      Depreciation and Amortization                      $39,552                   $35,893

                                                                     -----------               ------------
                       Total deferred tax liabilities                     39,552                    35,893
                                                                     -----------               ------------
                    Net deferred tax liability                           $36,026                    $32,424
                                                                     ===========               ============

      The valuation allowance decreased by $2,596 primarily due to a decrease in the gross deferred tax assets relating to the utilization of NOL carryforwards and expiring tax credits.

      At December 31, 1999 and 1998, the Company had U.S. federal tax NOLs of $40,396 and $48,684, respectively, expiring through 2012. Of the amounts at December 31, 1999, the Company has available acquired federal income tax net operating loss ("Acquisition NOL") carryforwards in the amount of $4,522 representing unused losses accumulated by certain entities prior to their acquisition by the Company. These NOLs, which expire in varying amounts beginning in 2001, are restricted in terms of utilization.

    At December 31, 1999, the Company has $2,825 of investment, energy and Alternative Minimum Tax ("AMT") credits available to reduce future income taxes for federal income tax reporting purposes which begin to expire during the year 2000. Additionally, the Company has available investment, energy and AMT credits in the amount of $1,243, representing unused credits accumulated by certain entities prior to their acquisition by the Company. These credits, which are restricted in terms of utilization, will begin to expire in 2001.

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


NOTE 16 - COMMITMENTS AND CONTINGENCIES

      OPERATING LEASE COMMITMENTS

      The Company has several non-cancelable operating leases expiring through 2080. The majority of these leases require annual lease payments based upon a percentage of gross or net revenues, as defined in the respective lease agreements, and provide for minimum annual payments to the lessor.

      Minimum rental commitments under non-cancelable operating leases for the five years following December 31, 1999 are approximately $4,800 per year and approximately $18,700 thereafter.

      LEGAL PROCEEDINGS

      On August 20, 1997, a former employee of the Company filed a civil action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. The trial was argued during the first quarter of 2000, but a verdict has not yet been reached. The Company has vigorously defended the Claim and management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.


      PUMPED STORAGE DEVELOPMENT

      Management believes that its pumped storage projects will not be successfully developed by the Company. However, the Company maintains certain debt obligations related to project commitments entered into during pumped storage development.

NOTE 17 - RELATED PARTY TRANSACTIONS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the executive officers ("Executive Officers") and the directors ("Directors") of CHI, their ages as of March 29, 2000, and positions with CHI are as follows:

NAME                       AGE          POSITION
----                       ---          --------


Charles F. Goff, Jr.       59      Chairman, Interim Chief Executive Officer
                                   and Director

Edward M. Stern            41      President, Chief Operating Officer, Secretary
                                   and Director

Michael I. Storch          48      Executive Vice President

Pascal J. Brun             50      Senior Vice President

Daniel S. Pease            45      Senior Vice President

James F. Groelinger        55      Senior Vice President

J.  Christopher Hocker     49      Vice President

James W. Fulmer            40      Vice President

Victor A. Engel            39      Vice President

James J. Duplessie         40      Director

Michael J. Petrick         38      Director

---------------

      The Executive Officers and Directors of the Company are:

      Charles F. Goff, Jr., Chairman, Interim Chief Executive Officer and Director -- Mr. Goff has served as a Director of the Company since 1997 and was elected Chairman and Interim Chief Executive Officer effective March 9, 1999. He previously served as Chairman and Chief Executive Officer of Destec Energy, Inc., a major worldwide independent power developer, producer and marketer that owned power generation and gasification facilities which produce, sell and market electricity, steam and synthetic fuel gas. Prior to its sale in 1997, Destec had interests in 24 operating projects with a total rated equivalent capacity of approximately 5,136 megawatts and over three million pounds per hour of steam. In addition, Mr. Goff has served as a member of Boards of Directors of APD Partnership (a joint venture between The Dow Chemical Company and Apache Corporation), Magma Power Company, Dow Pipeline Company and Boride Products, Inc. Prior to forming Destec, Mr. Goff served 25 years with Dow in various energy and business management executive positions. Mr. Goff graduated from the University of Texas, where he earned a Bachelor's degree in business administration.

      Edward M. Stern, President, Chief Operating Officer, Secretary and Director-- Mr. Stern was elected President and COO of the Company in September 1996 and a Director in November 1997. He previously served as Executive Vice President, Secretary and General Counsel of CHI with primary responsibility for the company's legal, human resources, communications, financial, acquisitions, risk management and environmental and regulatory compliance functions. Prior to joining CHI in April 1991, Mr. Stern was a Vice President with BayBanks, Inc., a Boston-based $10 billion financial services organization, where for six years he specialized in energy project finance, foreclosures, debt restructurings and asset management. He received BA, JD and MBA degrees from Boston University. Mr. Stern is a member of the Massachusetts Bar and the Federal Energy Bar.

      Michael I. Storch, Executive Vice President -- Mr. Storch began his employment with CHI in June 1987. He was elected to his current position in 1988 and is currently responsible for strategic planning relative to the future development and growth of the Company. Previously, he was responsible for operations of hydroelectric facilities owned by CHI and its affiliates, and for financial matters related to the Company, including its existing operations, acquisitions, and development. Before joining CHI he served as Vice President -- Corporate Development for G.O. Holdings Management, Inc., a management company controlled by Anglo-French financier Sir James Goldsmith. For the preceding ten years, he was employed by the accounting firm of Price Waterhouse in various capacities, last serving as Senior Audit Manager. Mr. Storch holds a Bachelor of Business Administration degree from Baruch College. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

      Pascal J. Brun, Senior Vice President of CHI; President, CHI Canada Inc. -- Mr. Brun joined CHI in June 1988. He was elected to his current position in 1991 and is currently responsible for acquisition, development and operation of hydroelectric facilities in Canada. Previously, he served as CHI's Vice President for Corporate Development, responsible for acquisition of operating projects in the United States and Canada. Prior to joining CHI, he was a Vice President for the SNC Group, Ltd., a large Canadian engineering and construction company, and a Project Manager for T. Pringer & Sons, Engineers. He holds Bachelors and Masters degrees in Applied Sciences from Laval University and an MBA degree from the University of Montreal.

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

      James F. Groelinger, Senior Vice President -- Mr. Groelinger joined CHI in 1997 after five years as an independent consultant and business unit head specializing in the development and financial structuring aspects of energy projects in the U.S. and internationally. Mr. Groelinger was elected to his current position in 1999 and currently serves as head of the Company's business development team. His more than 30 years of experience include positions as a director of Putnam, Hayes & Bartlett, Inc., an international strategy management consulting firm, and chief financial officer of U.S. Synthetic Fuels Corporation. Mr. Groelinger holds a Finance MBA from Temple University and a Bachelors degree in Chemical Engineering from City College of New York.

      J. Christopher Hocker, Vice President -- Mr. Hocker joined CHI in November 1990 as Director of Communications and was elected to his current position in 1991. Currently, he coordinates CHI's business development efforts and also is responsible for internal and external communications relating to the Company and its major projects in development and for public affairs related to the Company's involvement in national industry associations. Prior to joining CHI, he was an independent consultant specializing in communications related to the energy and environmental industries. His previous experience also includes serving as Marketing Manager for Morrison-Knudsen Engineers, Inc., specifically related to hydroelectric, environmental and transportation projects. He has also been elected President of the National Hydropower Association for a one year term, commencing in April 2000. Mr. Hocker received a BA degree from Stanford University in 1973.

      James W. Fulmer, Vice President -- Mr. Fulmer joined CHI in January 1993 as Director of Southeast Operations, was made Vice President of Consolidated Hydro Southeast, Inc. in 1994 and was elected to his current position in 1999. He is currently responsible for the operations and financial management of CHI's hydroelectric facilities in the southeast and west, as well as a number of hydroelectric facilities in the northeast region. Prior to joining CHI, he worked as a consultant and business development professional for the engineering and design firm of Piedmont Olsen Hensley, and served as project manager of Aquenergy Systems, Inc. where he oversaw the construction and operation of six hydroelectric projects. Mr. Fulmer received his Bachelors degree in mechanical engineering from Clemson University. He is a registered Professional Engineer and is active in the National Hydropower Association and the National Society of Professional Engineers.

      Victor A. Engel, Vice President -- Mr. Engel joined CHI in March 1993 as a Construction Manager and was promoted to Director of Engineering and Construction in 1995 before being elected to his current position in 1999. He is currently responsible for the planning and management of engineering and construction activities, permitting, compliance and regulatory functions, operations interface, and coordination of technical aspects of development and acquisition activities. Prior to joining CHI, he served as a project manager and departmental head of Rivers Engineering Corporation, an engineering firm specializing in the hydroelectric and water resources industries. Mr. Engel received a Bachelor's degree from the University of Massachusetts and is a registered Professional Engineer. He also holds officer and board seats on various state and regional industry associations, and is active in a number of professional societies.

      James J. Duplessie, Director -- Mr. Duplessie has served as a director of the Company since 1997. Mr. Duplessie is currently an Executive Director of United Bank of Switzerland ("UBS"). He joined UBS in June 1998 following its merger with Swiss Bank Corporation, where he was an Executive Director since 1995. Previously, Mr. Duplessie was an Executive Director of O'Connor & Associates. He received a B.A. in Economics from Washington and Lee University in 1981, an MBA from Tulane University in 1984 and a JD from Wake Forest University in 1987.

      Michael J. Petrick, Director -- Mr. Petrick has served as a director of the Company since 1997. Mr. Petrick is currently a Managing Director in the fixed income division of Morgan Stanley Dean Witter & Co. ("Morgan Stanley"), and has been with Morgan Stanley since 1989. Prior to joining Morgan Stanley, Mr. Petrick was a Vice President and Portfolio Manager for First Interstate Bancorp in Los Angeles. In addition, Mr. Petrick currently serves on the boards of Marvel Enterprises, Premium Standard Farms and Earth Watch Incorporated. Mr. Petrick received a BA in Economics and Chemistry from Grinnell College in 1984 and an MBA degree from the University of Chicago in 1987.

      There are no family relationships among the Directors and Executive Officers.

      The Board of Directors has established an Executive Compensation Committee comprised of Messrs. Goff, Petrick and Duplessie and an Audit Committee comprised of Messrs. Goff, Petrick and Duplessie. During his tenure as Interim Chief Executive Officer, Mr. Goff will not serve on either of these committees.

ITEM 11.  EXECUTIVE COMPENSATION


      The following summary compensation table sets forth information concerning compensation of the following Executive Officers for services rendered during the twelve months ended December 31, 1999, 1998 and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                                                     Compensation
                                                                                                     ------------
                                                                Annual              Other Annual                         All Other
Name and                                                     Compensation ($)       Compensation      Stock Option     Compensation
Principal Position                             Year          Salary         Bonus         ($)            Grants (#)         ($)(7)
------------------                             -----         --------------------        ----           ----------         ---


Charles F. Goff, Jr.(1.......................     1999       150,000          --       86,169(5)           80,000            --
  Chairman, Interim Chief Executive Officer       1998          --            --       44,000(6)             --              --
  and Director                                    1997          --            --       8,000(6)            20,000            --

James T. Stewart(2)  ........................     1999        65,000         --          --                  --           699,667(8)
  Former Chairman and Chief Executive Officer     1998       325,000     162,500         --                  --             8,592
                                                  1997       311,538(4)  325,000         --               250,000           6,572

Edward M. Stern(3)   ........................     1999       250,000     175,000         --                  --             7,134
  President, Chief Operating Officer,             1998       250,000     125,000         --                  --             6,853
  Secretary and Director                          1997       247,991(4)  149,700         --               115,000           5,085

Michael I. Storch    ........................     1999       250,000      12,500         --                 3,000           7,350
  Executive Vice President                        1998       250,000      83,333         --                  --             7,182
                                                  1997       259,512(4)   39,990         --                55,000           4,800

Pascal J. Brun       ........................     1999       133,000      75,000         --                13,000           7,842
  Senior Vice President                           1998       129,000      19,000         --                  --             6,351
                                                  1997       130,809(4)   52,000         --                45,000           5,720

Daniel S. Pease      ........................     1999       133,500      28,000         --                13,000           6,982
  Senior Vice President                           1998       130,000      28,000         --                  --             6,810
                                                  1997       130,327(4)   27,500         --                45,000           5,457

--------------------------
(1) Mr. Goff has served as a Director of the Company since November 1997 and was elected Chairman and Interim Chief Executive Officer effective March 9, 1999.
(2) Mr. Stewart resigned from his position as Chairman and Chief Executive Officer effective March 9, 1999.
(3) Mr. Stern was elected President and Chief Operating Officer of the Company in September 1996 and a Director of the Company in November 1997.
(4) The salaries listed for 1997 include an extra bi-weekly pay period, or twenty-seven pay periods for the year, whereas the other years listed include twenty-six pay periods.
(5)   Comprised of amount reimbursed during 1999 for the payment of taxes.
(6)   Amounts represent compensation for serving as a Director of the Company.
(7) Unless otherwise noted, comprised of contributions made by the Company to the 401(k) plan and life insurance premiums paid by the Company on behalf of each Executive Officer.
(8) Comprised of termination amounts (paid and to be paid), contributions made by the Company to the 401(k) plan and life insurance premiums paid on behalf of Mr. Stewart of $690,625, $6,400 and $2,642, respectively, in 1999.

      The following table contains information about stock options granted in 1999 to the named Executive Officers pursuant to the Company's Management Option Plan.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1999
              ----------------------------------------------------

                                                                                                     Potential Realizable Value
                                                                                                     at Assumed Annual Rates of
                                                                                                      Stock Price Appreciation
                            Individual Grants                                                            for Option Term(1)
-------------------------------------------------------------------------------------------      ------------------------------
                                Number of
                                Securities       % of Total          Exercise
                                Underlying       Options Granted      or Base
                                 Options         to Employees in       Price     Expiration
                   Name        Granted (#)         Fiscal Year       ($/Sh)(2)      Date             5% ($)           10% ($)
                   ----        -----------         -----------       ---------      ----             ------           -------
Charles F. Goff, Jr. ......     80,000(3)               35.02%       $10.00        11/7/04         $168,000          $421,600

James T. Stewart     ......           --                    --           --             --               --                --

Edward M.  Stern .....                --                    --           --             --               --                --

Michael I. Storch     .....      3,000(4)                1.31%       $10.00                         $ 6,300          $ 15,810
                                                                                 11/7/04(5)

Pascal J. Brun        .....     13,000(4)                5.69%       $10.00                        $ 27,300         $ 68,510
                                                                                 11/7/04(5)

Daniel S. Pease       .....     13,000(4)                5.69%       $10.00                        $ 27,300         $ 68,510
                                                                                 11/7/04(5)


--------------------------
(1) The potential realizable value shown for the Executive Officers is net of the option exercise price. The dollar gains under these columns result from calculations, as prescribed by the Securities and Exchange Commission, assuming 5% and 10% growth rates in stock price and are not intended to forecast future price appreciation of CHI Energy, Inc. common stock.
(2) The exercise price (the price that the optionee, or the person or persons having the right to exercise the option, must pay to purchase each share of common stock that is subject to option) is greater than the fair market value of the stock on the date of grant of the option.
(3) Mr. Goff received 60,000 options on March 9, 1999 and 20,000 on June 1, 1999. All options were fully vested and exercisable on the date of grant of such options. Each of the option grants was made at the same exercise price of $10.00 per share and has the same expiration date of November 7, 2004.
(4) Options were granted on December 31, 1999 pursuant to the Management Option Plan. For a more detailed description of the plan, see "--1997 Stock Option Plan and Management Option Agreements".
(5) One-quarter of options granted are exercisable on the date of grant. An additional 25% of the options will vest and become exercisable on each of 12/31/00, 12/31/01 and 12/31/02. All options will terminate on November 7, 2004, unless terminated at an earlier date following termination of an optionee's employment.

      The following table sets forth information with respect to the following Executive Officers concerning the exercise of options during the year ended December 31, 1999 of the Company and unexercised options held as of December 31, 1999.

       AGGREGATED OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 1999
       -------------------------------------------------------------------
                          AND YEAR-END OPTION VALUES(1)
                          -----------------------------

                                      Number of Securities                     Value of Unexercised
                                Underlying Unexercised Options at              In-the-Money Options
                                      December 31, 1999 (#)                at December 31, 1999 ($)(2)
                                      ---------------------                ---------------------------

            Name                  Exercisable     Unexercisable          Exercisable       Unexercisable
            ----                  -----------     -------------          -----------       -------------

    Charles F. Goff, Jr.           100,000               --                     --              --

    James T. Stewart               138,875               --                     --              --

    Edward M. Stern                 89,436           25,564                     --              --

    Michael I. Storch               43,524           14,476                     --              --

    Pascal J. Brun                  38,247           19,753                     --              --

    Daniel S. Pease                 38,247           19,753                     --              --

--------------------------

(1) No options were exercised by any of the above Executive Officers during the year ended December 31, 1999.
(2) Calculated using the difference between the fair market value of the securities underlying the options and the exercise price of the options. Based on information available to the Company, the fair market value of the options did not exceed the exercise price of the options at December 31, 1999.

      Employment Contracts. On the Effective Date, CHI entered into an employment agreement with Edward M. Stern, the Company's President and Chief Operating Officer. On July 1, 1999, CHI entered into a new employment agreement (the "New Agreement") with Mr. Stern. The New Agreement with Mr. Stern provides for an initial 42 month term, subject to automatic extension for successive 12 month periods (unless CHI notifies Mr. Stern of its intent not to renew the employment agreement prior to January 1 in any year, commencing with January 1,
2002).

      Pursuant to the New Agreement, if Mr. Stern's employment is terminated by CHI or Mr. Stern resigns during the term of the employment agreement (other than in certain specified circumstances), Mr. Stern will receive, among other benefits, monthly severance payments for a period equal to the shorter of (i) 24 months from the date of termination or (ii) nine months following the date on which the term of the employment agreement expires.

      Mr. Stern received a base salary of $250,000 for 1999. In addition to his base salary, Mr. Stern is eligible to (i) receive an annual bonus, (ii) participate in benefits plans, (iii) receive Management Options, and (iv) receive disability and death benefits. For a discussion of the Management Options, see "1997 Stock Option Plan and Management Option Agreement" below.

      On March 9, 1999, CHI entered into an agreement with Charles F. Goff, Jr. The agreement provided for Mr. Goff to serve in the position of Chairman and Interim Chief Executive Officer for a minimum three-month term, which Mr. Goff has agreed to extend for an indefinite period. Mr. Goff's compensation for 1999 consisted of an initial payment of approximately $86,000, monthly payments of $15,000 and certain stock option grants.

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

      1997 Stock Option Plan and Management Option Agreements. Pursuant to the Plan of Reorganization, as of the Effective Date, Management Options to acquire New Class A Common Stock at an exercise price of $10 per share of New Class A Common Stock were granted pursuant to the Management Option Plan to certain CHI employees (including each of the executive officers mentioned above). The Management Options entitle such holders to purchase up to an aggregate of 7.5% of the New Class A Common Stock, subject to dilution due to the issuance by CHI of shares of New Common Stock pursuant to the exercise of the New Warrants. With the exception of 20,000 fully vested and exercisable options granted on the Effective Date to Charles F. Goff, Jr., the Management Options issued on the Effective Date will vest, or have vested and become exercisable as follows:


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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of the Company's New Class A Common Stock and New Class B Common Stock as of March 29, 2000 by (i) each stockholder, who, to the best of the Company's knowledge, owns beneficially more than 5% of either the outstanding shares of New Class A Common Stock or New Class B Common Stock, (ii) each of the Company's Directors , (iii) each of the Executive Officers whose names appear in the "Summary Compensation Table" and (iv) all Directors and Executive Officers as a group. Except as otherwise indicated, each named person has voting and investment power over the listed shares, and such voting and investment power is exercised solely by the named person or shared with a spouse.

                                               New Class A                      New Class B                 Voting
                                               Common Stock                     Common Stock                 Power
                                         --------------------------     -----------------------------     -----------
     Directors, Executive Officers
         and 5% Stockholders                Number         %(1)              Number          %(1)              %
         -------------------                ------         ----              ------          ----              -
  Morgan Stanley Dean Witter & Co.
  1585 Broadway
  New York, N.Y. 10036                     3,610,630        39.74%                 --           --            39.70%

  United Bank of Switzerland
  299 Park Avenue
  New York, N.Y. 10171                     3,137,206        34.53%                 --           --            34.50%

  Gem Capital Management
  70 East 55th Street
  New York, N.Y. 10022                       475,000         5.23%                 --           --             5.22%

  Merrill Lynch Asset Management
  800 Scudders Mill Road
  Plainsboro, N,J. 08536                     454,883         5.01%            914,710         100%             5.10%

  Charles F. Goff, Jr.(2)(3)                 100,000         1.10%                 --           --             1.10%

  Edward M. Stern(2)(4)                       89,436         0.98%                 --           --             0.98%
  Michael I. Storch(2)                        43,524         0.48%                 --           --             0.48%
  Pascal J. Brun(2)                           38,247         0.42%                 --           --             0.42%
  Daniel S. Pease(2)                          38,247         0.42%                 --           --             0.42%

  All Directors and Executive Officers
      as a group(2)                           393,375        4.33%                 --           --             4.33%

---------------

(1) Ownership percentages are calculated in accordance with SEC Rule 13d - 3(d)(1) and, therefore, exclude the dilutive effects of outstanding warrants and stock options. Consequently, these percentages do not represent ownership on a fully diluted basis as disclosed in Part I, Item 1, "Business".
(2)   All shares are represented by vested, exercisable stock options.
(3) Mr. Goff was elected Chairman and Interim Chief Executive Officer effective March 9, 1999.
(4) The options granted to Mr. Stern are owned by a trust for the benefit of Mr. Stern's family (for which Mr. Stern does not act as trustee) and as such, Mr. Stern disclaims beneficial ownership of these options.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      GECC is a former minority stockholder of and is currently a significant lender and provider of partnership equity to the Company and/or its projects through project financing. As of the Effective Date, GECC is no longer a related party.

      Michael B. Peisner and Stephen E. Champagne, assistant secretaries of the Company and certain of its subsidiaries, are partners in the law firm of Curtis Thaxter Stevens Broder & Micoleau ("Curtis Thaxter") which provides certain legal services to the Company. Subsequent to the Effective Date, the Company has no other related party transactions.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K                                    PAGE
                                                                                                              ----

                (a) 1.  Financial Statements                                                                    34
                        Report of Independent Accountants
                        Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 ,the period from November 8, 1997 to
                                  December 31, 1997, the period from July 1,
                                  1997 to November 7, 1997, and the
                                  fiscal year ended June 30, 1997                                               36
                        Consolidated Balance Sheet at December 31, 1999 and 1998                                37
                        Consolidated Statement of Stockholders' Equity for the for the years ended December 31, 1999 and 1998, the period from November 8, 1997 to December 31, 1997, the period from July 1, 1997 to
                                  November 7, 1997, and the fiscal year ended June 30, 1997                     38
                        Consolidated Statement of Cash Flows for the years ended
                                  December 31, 1999 and 1998, the period from
                                  November 8, 1997 to December 31, 1997, the
                                  period from July 1, 1997 to November 7, 1997,
                                  and the
                                  fiscal year ended June 30, 1997                                               39
                        Notes to Consolidated Financial Statements                                              41

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

               +++++10.122    Amended Engagement Letter, dated as of May 30,
                              1997, between Consolidated Hydro, Inc. and
                              Houlihan Lokey Howard and Zukin, Inc.

               ++++++10.123   Bill of Sale dated June 13, 1997, between TKO
                              Power, Inc. and Ralphs Ranches, Inc.

               ++++++10.124   Termination Agreement dated September 9, 1997,
                              between Joseph Hydro Company, Inc. and PacifiCorp.

               ++++++10.125   Purchased Power Agreement between Duke Power and
                              Mill Shoals Hydro Company, Inc., dated August
                              12,1997.

              +++++++++10.126 Loan and Security Agreement dated as of March 31,
                              1998 between CHI Energy, Inc. and Lyon Credit Corporation

             ++++++++++10.127 Amended and Restated Trust Indenture dated as of
                              December 31, 1998 between Aquenergy Systems, Inc and UNUM Life Insurance Company of America, as Trustee.

             ++++++++++10.128 Agreement dated as of March 9, 1999 between
                              Charles F. Goff, Jr. and CHI Energy, Inc.

               10.129 Second Amendment to Pyrites Project Agreement dated May 25, 1999 between Hydra-Co Enterprises, Inc. and Hydro Development Group Inc.

               10.130 Amendment to Cataldo Partnership Agreement dated May 25, 1999 between Hydra-Co Enterprises, Inc. and Hydro Development Group Inc.

               10.131 Copenhagen Project Agreement dated May 25, 1999 between Hydra-Co Enterprises, Inc. and Hydro Development Group Inc.

               10.132 First Amendment to Promissory Note dated June 1, 1999 between Eagle & Phenix Hydro Company, Inc. and Fieldcrest Cannon, Inc.

               10.133 First Amendment to Security Deed dated June 1, 1999 between Eagle & Phenix Hydro Company, Inc. and Fieldcrest Cannon, Inc. as security for the Promissory Note dated June 1, 1999

               10.134 First Amendment to Lease Agreement dated June 1, 1999 between Eagle & Phenix Hydro Company, Inc. and Fieldcrest Cannon, Inc. as lessee

               10.135 Amended and Restated Loan and Security Agreement among CHI Energy, Inc., as Borrower, each of the financial institutions parties hereto, as Lenders, and Hudson United Bank, as Agent dated as of November 3, 1999

               12.1           Statements regarding computation of ratios

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

               +++++++++      Incorporated by reference to the Company's Report
                              on Form 10-Q for the quarterly period ended March
                              31, 1998.

               ++++++++++     Incorporated by reference to the Company's Report
                              on Form 10-K for the year ended December 31, 1998.

                     (b)  Reports on Form 8-K:

                          NONE.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CHI ENERGY, INC.
                                             (Registrant)
Date:  March 30, 2000                        By: /s/ Charles F. Goff, Jr.
                                                -------------------------------
                                                Chairman, Interim Chief
                                                Executive Officer and Director

                     Signature                                           Title                                    Date
                     ---------                                           -----                                    ----
by:
             /s/Charles F. Goff, Jr.
------------------------------------
                 Charles F. Goff, Jr.                    Chairman, Interim Chief Executive Officer           March 30, 2000
                                                         and Director

by:
             /s/ Edward M. Stern
------------------------------------
                 Edward M. Stern                         President, Chief Operating Officer,                 March 30, 2000
                                                         Secretary, and Director

by:
             /s/Thomas G. Beaumonte
------------------------------------
                 Thomas G. Beaumonte                     Controller                                          March 30, 2000
                                                         (principal accounting officer)

by:
             /s/ Michael J. Petrick
------------------------------------
                 Michael J. Petrick                      Director                                            March 30, 2000

by:
             /s/ James J. Duplessie
------------------------------------
                 James J. Duplessie                      Director                                            March 30, 2000
