Form 10-Q
period 2000-03-31
CHI ENERGY INC
filed 2000-05-10
CIK 787618

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 33-69762

                                CHI ENERGY, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                      06-1138478
-----------------------------------                   ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


680 Washington Boulevard, Stamford, Connecticut                  06901
-----------------------------------------------                ---------
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class A                       Outstanding as of May 10, 2000
----------------------------             ------------------------------
Common stock, $.01 par value                        9,085,290

           Class B                       Outstanding as of May 10 2000
----------------------------             -----------------------------
Common stock, $.01 par value                         914,710

================================================================================


38684.0003

                                      INDEX

                                                                                                                     Page No.
                                                                                                                     --------
PART I.         FINANCIAL INFORMATION

      Item 1.        Financial Statements..........................................................................     2

                     Consolidated Statement of Income for the three months
                        ended March 31, 2000 and 1999 (Unaudited).................................................      3

                     Consolidated Balance Sheet at March 31, 2000 (Unaudited)
                        and  December 31, 1999 ...................................................................      4

                     Consolidated Statement of Stockholders' Equity
                        for the three months ended March 31, 2000 (Unaudited).....................................      5

                     Consolidated Statement of Cash Flows for the three months
                        ended March 31, 2000 and 1999 (Unaudited).................................................    6-7

                     Notes to Consolidated Financial Statements (Unaudited) ......................................    8-9

      Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.............................................  10-16

      Item 3.        Quantitative and Qualitative Disclosures
                        About Market Risk.........................................................................     16

PART II.             OTHER INFORMATION

      Item 1.        Legal Proceedings............................................................................     17

      Item 6.        Exhibits and Reports on Form 8-K.............................................................     17

      Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS








                                CHI ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                CHI ENERGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                    2 0 0 0           1 9 9 9
                                                                                    -------           -------
Operating revenues:
    Power generation revenue                                                         $ 14,073          $ 14,016
    Management fees and operations & maintenance revenues                               1,096             1,095
    Equity income in partnership interests and other partnership income                   622               562
                                                                                  -----------       -----------
                                                                                       15,791            15,673
                                                                                  -----------       -----------
COSTS AND EXPENSES:
    Operating                                                                           3,859             3,725
    General and administrative                                                          1,310             1,979
    Depreciation and amortization                                                       2,001             1,814
    Lease expense                                                                       1,616             1,497
                                                                                  -----------       -----------
                                                                                        8,786             9,015
                                                                                  -----------       -----------

       Income from operations                                                           7,005             6,658

INTEREST INCOME                                                                           333               325
OTHER INCOME                                                                               48                92
INTEREST EXPENSE                                                                       (1,645)           (1,695)
                                                                                  -----------       -----------
          Income before provision for income taxes                                      5,741             5,380

PROVISION FOR INCOME TAXES                                                             (2,310)           (2,165)
                                                                                  -----------       -----------
            NET INCOME                                                                $ 3,431           $ 3,215
                                                                                  ===========       ===========


BASIC AND DILUTED NET INCOME PER COMMON SHARE                                          $ 0.34            $ 0.32

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                           10,000,000        10,000,000




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)

                                                                                                      MARCH 31,          DEC. 31,
                                                                                                       2 0 0 0           1 9 9 9
                                                                                                       -------           -------
                                            ASSETS                                                   (unaudited)        (audited)
                                            ------
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                                 $ 9,644           $ 9,674
  Cash and cash equivalents restricted                                                                     5,667             6,280
  Accounts receivable, net of allowance for doubtful accounts of $598 and $608, respectively               9,041             7,472
  Prepaid expenses and other current assets                                                                3,671             3,067
                                                                                                     -----------       -----------
      Total current assets                                                                                28,023            26,493

PROPERTY, PLANT AND EQUIPMENT, NET                                                                       112,181           109,184

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                            7,523             8,655

INTANGIBLE ASSETS, NET                                                                                    58,100            58,959

INVESTMENTS AND OTHER LONG-TERM ASSETS                                                                    35,283            35,641
                                                                                                     -----------       -----------
                                                                                                       $ 241,110         $ 238,932
                                                                                                     ===========       ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                                 $ 10,503          $ 10,945
  Current portion of long-term debt and obligations under capital leases                                   6,378            11,455
                                                                                                     -----------       -----------
      Total current liabilities                                                                           16,881            22,400

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                       71,152            70,001

DEFERRED CREDIT, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                       49,061            48,057

COMMITMENTS AND CONTINGENCIES
                                                                                                     -----------       -----------
          Total liabilities                                                                              137,094           140,458
                                                                                                     -----------       -----------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                             5,806             3,695
                                                                                                     -----------       -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued                              -                 -
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                             91                91
    Class B common stock,  914,710 shares issued and outstanding                                               9                 9
  Additional paid-in capital, including $2,064 related to warrants                                        85,000            85,000
  Retained earnings                                                                                       13,110             9,679
                                                                                                     -----------       -----------
        Total stockholders' equity                                                                        98,210            94,779
                                                                                                     -----------       -----------
                                                                                                       $ 241,110         $ 238,932
                                                                                                     ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
           (Amounts in thousands except shares and per share amounts)
                                   (Unaudited)


                                   PREFERRED STOCK                 COMMON STOCK
                                   ---------------                 ------------
                                NUMBER                         NUMBER                      ADDITIONAL                      TOTAL
                              OF SHARES       REPORTED       OF SHARES         PAR          PAID-IN        RETAINED    STOCKHOLDERS'
                             OUTSTANDING       AMOUNT       OUTSTANDING       VALUE         CAPITAL        EARNINGS       EQUITY
                             ------------   ------------   ------------    ------------   ------------   ------------  ------------
BALANCE DECEMBER 31, 1999               -              -     10,000,000           $ 100       $ 85,000        $ 9,679      $ 94,779

  Net income                                                                                                    3,431         3,431
                             ------------   ------------   ------------    ------------   ------------   ------------  ------------
BALANCE MARCH 31, 2000                  -              -     10,000,000           $ 100       $ 85,000       $ 13,110      $ 98,210
                             ============   ============   ============    ============   ============   ============  ============



















               The accompanying notes are an integral part of the
                       consolidated financial statements

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                                  2 0 0 0           1 9 9 9
                                                                                  -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                      $ 3,431          $ 3,215

    Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash interest and other charges                                               139              164
      Provision relating to deferred tax liabilities                                  2,010            1,883
      Depreciation and amortization                                                   2,001            1,814
      Undistributed earnings of affiliates                                             (479)            (466)
      Increase in accounts receivable                                                (1,569)          (3,468)
      Increase in prepaid expenses and other current assets                            (604)            (625)
      Decrease in accounts payable and accrued expenses                                (623)          (1,990)
                                                                                -----------      -----------
          Net cash provided by operating activities                                   4,306              527
                                                                                -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Development expenditures                                                       (3,805)               -
      Capital expenditures                                                             (267)            (837)
      Decrease in investments and other long-term assets                                837            1,214
                                                                                -----------      -----------
           Net cash (used in)/provided by investing activities                       (3,235)             377
                                                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from long-term borrowings                                              3,123                -
      Payments on long-term borrowings                                               (7,080)          (1,424)
      Contribution from minority interest                                             2,111                -
      Increase in other long-term liabilities                                           132                7
                                                                                -----------      -----------
          Net cash used in financing activities                                      (1,714)          (1,417)
                                                                                -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (643)            (513)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                    15,954           21,778
                                                                                -----------      -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                        $ 15,311         $ 21,265
                                                                                ===========      ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                 2 0 0 0           1 9 9 9
                                                                                 -------           -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       CASH PAID DURING THE PERIOD FOR:

            Interest                                                                $ 1,672          $ 1,685
                                                                                ===========      ===========
            Income taxes                                                              $ 104            $ 127
                                                                                ===========      ===========



       SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the three months ended March 31, 2000 and 1999, reorganization value in excess of amounts allocable to identifiable assets and deferred credit, state income taxes and other long term liabilities decreased by $962 and $697, respectively.
















               The accompanying notes are an integral part of the
                       consolidated financial statements

NOTE 1 - ORGANIZATION

      CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business strategy is the development, acquisition, operation and management of renewable energy and other energy-related assets. Renewable energy generally includes hydroelectric, biomass, landfill gas, wind, solar and geothermal generating facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of March 31, 2000 and 1999, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 254 megawatts ("MW").


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

      The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of March 31, 2000 and December 31, 1999 and the results of its operations and changes in its financial position for the three months ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements and Notes thereto.

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

      The following unaudited pro forma consolidated results of operations for the quarter ended March 31, 1999 assume the acquisitions occurred as of the beginning of the period presented:


                                                      Quarter ended March 31,
                                                               1999
                                                               ----

          Operating revenues                              $    16,158

          Net income                                      $     3,436

          Basic and diluted net income per common share   $       .34

          Weighted average number of common shares         10,000,000


      The pro forma results are not necessarily indicative of the results that would have been obtained if the acquisitions had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

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

      Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of March 31, 2000, the Company had a 100% ownership or long-term lease interests in 52 projects (150 megawatts), a partial ownership interest in 9 projects (87 megawatts), and operations and maintenance ("O&M") contracts with 18 projects (17 megawatts).

      CHI sells substantially all of the electric energy and capacity from its projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.

      The Company believes that it is well positioned to take advantage of new business opportunities in renewables occasioned both by electric industry restructuring in the U.S. and other countries, and by increasing public interest in environmental issues such as global climate change and other potential effects of fossil fuel consumption. The Company will seek to capitalize on these new opportunities in energy-related products and services by taking advantage of its existing technical and financial expertise and using its geographic presence in most U.S. regions and Eastern Canada to realize economies of scale in development, acquisition, administration, operation and maintenance of facilities.

      Renewable (also known as "green," "sustainable," or "environmentally preferred") energy is defined broadly to include energy produced by hydroelectric, biomass, landfill gas, wind, solar, geothermal and various forms of waste conversion. Related environmental projects may include waste treatment, recycling or other facilities that serve such purposes as pollution reduction and resource conservation. In addition to its hydroelectric assets, the Company has a 23 MW biomass plant under construction and seeks to acquire and develop a diversified portfolio of projects using a variety of renewable and related technologies, applying its existing core competencies (including financing, operations, asset management, environmental permitting and project management) that have been developed through its hydroelectric business.

      The Company believes that electric industry restructuring, which is rapidly taking place both in the United States and overseas, is converging with widespread environmental concerns to create a favorable business opportunity for renewable energy. In the United States, electric supply competition at the retail level has begun or is scheduled to begin in several states. In nearly half of the states, restructuring legislation or regulations also provide for favorable treatment of renewable energy through portfolio standards, subsidies, and other requirements and incentives, and the Company expects this trend to continue as other states move closer to deregulation. Meanwhile, public support for renewables has intensified in connection with growing concern over global climate change and international pressures to limit or reduce greenhouse gases. A strong, active environmental lobby at the state and federal levels favors action to promote renewables and is using restructuring in the electric industry as a vehicle to institute incentive programs. Further, there is an emerging market for "emissions reduction credits" or "greenhouse gas credits" paid by fossil fuel-based generators to generators of renewable energy, and the future possibility of government action to create a national market for such credits.

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

      The renewables business includes many companies seeking to own or develop renewable projects. Many such companies are small and focused on a single technology. The Company believes that few are seeking to build a diversified portfolio of renewable projects in the same manner as the Company.


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

      This information should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements and related Notes thereto.


Power Producing Facilities

                                               AS OF                              AS OF                             AS OF
                                          MARCH 31, 2000                    DECEMBER 31, 1999                   MARCH 31, 1999
                                          --------------                    -----------------                   --------------
                                       MWS       #PROJECTS                MWS        #PROJECTS               MWS       #PROJECTS
                                       ---       ---------                ---        ---------               ---       ---------
Northeast:
100% Ownership (1)                   102.38          31                 102.38(4)        31(4)               90.88          29
Partial Ownership (2)                 59.27           7                  59.27(4)         7(4)               70.77           9
O&M Contracts (3)                     11.32          15                  11.32           15                  11.32          15
                                   ---------       ----               ---------        ----               ---------       ----
Total                                172.97          53                 172.97           53                 172.97          53
                                   =========       ====               =========        ====               =========       ====
Southeast:
100% Ownership (1)                    27.42          13                  27.42           13                  27.42          13
Partial Ownership (2)                   --           --                    --            --                   --           --
O&M Contracts (3)                       --           --                    --            --                   --           --
                                   ---------       ----               ---------        ----               ---------       ----
Total                                 27.42          13                  27.42           13                  27.42          13
                                   =========       ====               =========        ====               =========       ====
West:
100% Ownership (1)                     5.38           3                   5.38            3                   5.38           3
Partial Ownership (2)                  4.20           1                   4.20            1                   4.20           1
O&M Contracts (3)                      1.80           2                   1.80            2                   1.80           2
                                   ---------       ----               ---------        ----               ---------       ----
Total                                 11.38           6                  11.38            6                  11.38           6
                                   =========       ====               =========        ====               =========       ====
Northwest:
100% Ownership (1)                    14.61           5                  14.61            5                  14.61           5
Partial Ownership (2)                 24.00           1                  24.00            1                  24.00           1
O&M Contracts (3)                      4.34           1                   4.34            1                   4.34           1
                                   ---------       ----               ---------        ----               ---------       ----
Total                                 42.95           7                  42.95            7                  42.95           7
                                   =========       ====               =========        ====               =========       ====
Total:
100% Ownership (1)                   149.79          52                 149.79           52                 138.29          50
Partial Ownership (2)                 87.47           9                  87.47            9                  98.97          11
O&M Contracts (3)                     17.46          18                  17.46           18                  17.46          18
                                   ---------       ----               ---------        ----               ---------       ----
Total                                254.72          79                 254.72           79                 254.72          79
                                   =========       ====               =========        ====               =========       ====

------------

(1) Defined as projects in which the Company has 100% of the economic interest.
(2) Defined as projects in which the Company's economic interest is less than 100%.
(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.
(4) Reflects the purchase of the remaining ownership interest of two projects (8.20 and 3.30 megawatts, respectively) on May 25, 1999 and November 30, 1999, respectively.

Selected Operating Information (1):
                                           THREE MONTHS ENDED MARCH 31,
                                             2000               1999
                                         -------------     ----------------
Power generation revenues (thousands)      $  14,073            $ 14,016
Kilowatt hours produced (thousands)          167,835             175,172
Average rate per kilowatt hour                   8.4(cent)           8.0(cent)

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

Water Flow by Region (1)
                                           THREE MONTHS ENDED MARCH 31,
                                         2000                       1999
                                 ----------------------     -------------------
  Northeast                             Average                    Average
  Southeast                          Below Average                 Average
  West                               Below Average              Below Average
  Northwest                          Above Average              Above Average

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

Power Generation Revenues (in thousands) (1)

                           TWELVE MONTHS ENDED           TWELVE MONTHS ENDED
                            DECEMBER 31, 2000            DECEMBER 31, 1999(2)
                        -------------------------    --------------------------
                              $             %                 $             %
                              -             -                 -             -
   First Quarter        $     14,073        100.0      $   14,016         33.9
   Second Quarter                                          10,220         24.7
   Third Quarter                                            6,382         15.4
   Fourth Quarter                                          10,724         26.0
                        ------------    ---------      ----------     --------
   Total                $     14,073        100.0      $   41,342        100.0
                        ============    =========      ==========     ========
-----------------
(1)   Limited to projects included in consolidated revenues.
(2) Includes business interruption revenue of $907 representing claims for lost generation recoverable from an insurance company for the twelve months ended December 31, 1999.

Kilowatt Hours (kWh) Produced (in thousands) (1)

                           TWELVE MONTHS ENDED            TWELVE MONTHS ENDED
                            DECEMBER 31, 2000             DECEMBER 31, 1999(2)
                        -----------------------         -----------------------
                               KWH          %                 KWH           %
                               ---          -                 ---           -
       First Quarter         167,835      100.0             175,172        32.4
       Second Quarter                                       145,505        27.0
       Third Quarter                                         84,707        15.7
       Fourth Quarter                                       134,322        24.9
                        ------------   --------         -----------    --------
       Total                 167,835      100.0             539,706       100.0
                        ============   ========         ===========    ========
-------------
(1)   Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 15,483 kWh of the business interruption revenue recoverable as a result of insurance claims for the twelve months ended December 31, 1999.


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Operating Revenues
------------------

      Power Generation Revenue. The Company's power generation revenue increased by $0.1 million (0.7%), from $14.0 million to $14.1 million for the three months ended March 31, 1999 and 2000, respectively.

      The Northeast region experienced an increase in revenues of $0.5 million primarily as a result of the acquisition of the remaining ownership interest in two partnerships during 1999, as discussed more fully in Note 3 to the unaudited Consolidated Financial Statements included herein.

      The Southeast region experienced decreased revenues of $0.3 million for the three months ended March 31, 2000 primarily as a result of decreased water flows and the expiration of certain power purchase agreements which were at rates higher than current market rates being paid for project output.

      The West and Northwest regions (combined) experienced decreased revenues of $0.1 million for the three months ended March 31, 2000, primarily due to decreased water flows in the West.

      The Company as a whole experienced increased revenue per kilowatt hour of 0.4(cent) (5.0%), from 8.0(cent) to 8.4(cent) in the three months ended March 31, 1999 versus the three months ended March 31, 2000, respectively, primarily as a result of positive variations in the production mix and increased contract rates at certain projects.

Costs and Expenses
------------------

      General and Administrative Expenses. General and administrative expenses decreased by $0.7 million (35.0%) from $2.0 million to $1.3 million for the three months ended March 31, 1999 and 2000, respectively, primarily due to (i) decreased business development expenditures; (ii) decreased net worth taxes; and
(iii) decreased salaries and benefits expenses.

Income Taxes
------------

      For the three months ended March 31, 2000, the Company's effective income tax rate of 40.2% differed from the federal statutory rate primarily due to current state and alternative minimum tax liability.


LIQUIDITY AND CAPITAL RESOURCES

      As more fully described in the March 31, 2000 unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:



                                              THREE MONTHS ENDED
                                      MARCH 31, 2000       MARCH 31, 1999
                                      --------------       --------------
                                            (AMOUNTS IN THOUSANDS)
        Cash provided by/(used in):
             Operating activities           $ 4,306               $   527
             Investing activities            (3,235)                  377
             Financing activities            (1,714)               (1,417)
                                      --------------       --------------
        Net decrease in cash                 $ (643)               $ (513)
                                      ==============       ==============


      The Company's primary source of liquidity is internally generated cash from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 2000. Available external sources of liquidity include a $35.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of May 10, 2000, $8.3 million of letters of credit have been issued and are outstanding and $26.7 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

      For the three months ended March 31, 2000, the cash flow provided by operating activities was principally the result of the $7.1 million of net income adjusted for non-cash items, offset by $2.8 million of cash utilized by a change in operating assets and liabilities. Significant non-cash items include a $2.0 million provision relating to deferred tax liabilities, $2.0 million of depreciation and amortization and $0.5 million of undistributed earnings of affiliates. The cash flow used in investing activities was primarily attributable to $3.8 million of development expenditures related to the construction of a 23 MW biomass facility. The cash flow used in financing activities was due to the repayment of $7.1 million of debt, offset by $3.1 million in borrowings and $2.1 million of contributions from a minority interest.

      Cash provided by operating activities increased by $3.8 million for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase resulted from a difference in cash utilized by a change in operating assets and liabilities of $3.3 million and an increase in net income adjusted for non-cash items of $0.5 million. The difference in cash utilized by a change in operating assets and liabilities is mainly attributed to timing of cash receipts and payments.

Summary of Indebtedness
                                              PRINCIPAL AMOUNT OUTSTANDING AS OF
                                              MARCH 31, 2000  DECEMBER 31, 1999
                                              --------------  -----------------
                                                    (AMOUNTS IN THOUSANDS)
                                                    ----------------------

Company debt, excluding non-recourse debt of
subsidiaries                                      $    250        $  5,550
Non-recourse debt of subsidiaries                   77,280          75,906
Current portion of long-term debt                   (6,378)        (11,455)
                                                  --------        --------

Total long-term debt obligations                  $ 71,152        $ 70,001
                                                  ========        ========



      In November 1999, the Company obtained a $35.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 2001 (the "Facility"). Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five-year term loan. The interest rate on the revolving loans is prime + 1.5%. As of May 10, 2000, no revolving loan is outstanding under the Facility and $8.3 million of letters of credit have been issued and are outstanding.


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


Date: May 10, 2000                 CHI ENERGY, INC.

                                   By:/s/ Thomas G. Beaumonte
                                      ----------------------------------
                                      Thomas G. Beaumonte
                                      Controller and Assistant Treasurer


                                      signing on behalf of the registrant
                                      and as Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------




NUMBER              DESCRIPTION
------              -----------

Exhibit 27.1        Financial Data Schedule