Form 10-Q
period 2000-06-30
CHI ENERGY INC
filed 2000-08-11
CIK 787618

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------

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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class A                           Outstanding as of August 11, 2000
 ----------------------------                ---------------------------------
 Common stock, $.01 par value                             9,085,290


           Class B                           Outstanding as of August 11, 2000
 ----------------------------                ---------------------------------
 Common stock, $.01 par value                              914,710

================================================================================



38684.0003

                                      INDEX

                                                                                                                     Page No.
                                                                                                                     --------
PART I.         FINANCIAL INFORMATION

      Item 1.        Financial Statements..........................................................................     2

                     Consolidated Statement of Income for the three months and six months
                        ended June 30, 2000 and 1999 (Unaudited)..................................................      3

                     Consolidated Balance Sheet at June 30, 2000 (Unaudited)
                        and  December 31, 1999....................................................................      4

                     Consolidated Statement of Stockholders' Equity
                        for the six months ended June 30, 2000 (Unaudited)........................................      5

                     Consolidated Statement of Cash Flows for the six months
                        ended June 30, 2000 and 1999 (Unaudited)..................................................    6-7

                     Notes to Consolidated Financial Statements (Unaudited) ......................................   8- 9

      Item 2.        Management's Discussion and Analysis of
                        Financial Condition and Results of Operations.............................................  10-17

      Item 3.        Quantitative and Qualitative Disclosures
                        About Market Risk.........................................................................     17

PART II.             OTHER INFORMATION

      Item 1.        Legal Proceedings............................................................................     18

      Item 6.        Exhibits and Reports on Form 8-K.............................................................     18

      Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS





                                CHI ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

                                CHI ENERGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                            JUNE 30,                              JUNE 30,
                                                                            --------                              --------
                                                                   2 0 0 0           1 9 9 9            2 0 0 0          1 9 9 9
                                                                   -------           -------            -------          -------
Operating revenues:
    Power generation revenue                                         $ 17,250          $ 10,220           $ 31,323         $ 24,236
    Management fees and operations & maintenance revenues               1,109             1,259              2,205            2,354
    Equity income in partnership interests and other
     partnership income                                                   596               499              1,218            1,135
                                                                -------------     -------------       ------------     ------------
                                                                       18,955            11,978             34,746           27,725
                                                                -------------     -------------       ------------     ------------
COSTS AND EXPENSES:
    Operating                                                           3,961             3,798              7,820            7,523
    General and administrative                                          1,276             1,602              2,586            3,581
    Depreciation and amortization                                       1,939             1,856              3,940            3,670
    Lease expense                                                       1,717             1,318              3,333            2,815
                                                                -------------     -------------       ------------     ------------
                                                                        8,893             8,574             17,679           17,589
                                                                -------------     -------------       ------------     ------------

       Income from operations                                          10,062             3,404             17,067           10,136

INTEREST INCOME                                                           432               408                765              733
OTHER INCOME                                                              367                80                415              172
INTEREST EXPENSE                                                       (1,565)           (1,696)            (3,210)          (3,391)
                                                                -------------     -------------       ------------     ------------
          Income before provision for income taxes and
            extraordinary item                                          9,296             2,196             15,037            7,650

PROVISION FOR INCOME TAXES                                             (3,810)             (912)            (6,120)          (3,077)
                                                                -------------     -------------       ------------     ------------
          Income before extraordinary item                              5,486             1,284              8,917            4,573

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
      (NET OF INCOME TAX OF $1,107 AS OF JUNE 30, 2000)                    24                 -                 24                -
                                                                -------------     -------------       ------------     ------------
             NET INCOME                                               $ 5,510           $ 1,284            $ 8,941          $ 4,573
                                                                =============     =============       ============     ============


BASIC AND DILUTED NET INCOME PER COMMON SHARE BEFORE
             EXTRAORDINARY ITEM                                        $ 0.55            $ 0.13             $ 0.89           $ 0.46

BASIC AND DILUTED NET INCOME PER COMMON SHARE                          $ 0.55            $ 0.13             $ 0.89           $ 0.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                           10,000,000        10,000,000         10,000,000       10,000,000




                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)

                                                                                                     JUNE 30,          DEC. 31,
                                                                                                      2 0 0 0           1 9 9 9
                                                                                                      -------           -------
                                            ASSETS                                                  (unaudited)        (audited)
                                            ------
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                                $ 16,128           $ 9,674
  Cash and cash equivalents restricted                                                                     9,700             6,280
  Accounts receivable, net of allowance for doubtful accounts of $442 and $608, respectively              10,461             7,472
  Prepaid expenses and other current assets                                                                3,515             3,067
                                                                                                   -------------     -------------
      Total current assets                                                                                39,804            26,493

PROPERTY, PLANT AND EQUIPMENT, NET                                                                       117,514           109,184

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                            3,375             8,655

INTANGIBLE ASSETS, NET                                                                                    57,245            58,959

INVESTMENTS AND OTHER LONG-TERM ASSETS                                                                    36,076            35,641
                                                                                                   -------------     -------------
                                                                                                       $ 254,014         $ 238,932
                                                                                                   =============     =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                                 $ 11,764          $ 10,945
  Current portion of long-term debt and obligations under capital leases                                   5,766            11,455
                                                                                                   -------------     -------------
      Total current liabilities                                                                           17,530            22,400

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                       75,543            70,001

DEFERRED CREDITS, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                                      51,415            48,057

COMMITMENTS AND CONTINGENCIES
                                                                                                   -------------     -------------
          Total liabilities                                                                              144,488           140,458
                                                                                                   -------------     -------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                             5,806             3,695
                                                                                                   -------------     -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued                              -                 -
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                             91                91
    Class B common stock,  914,710 shares issued and outstanding                                               9                 9
  Additional paid-in capital, including $2,064 related to warrants                                        85,000            85,000
  Retained earnings                                                                                       18,620             9,679
                                                                                                   -------------     -------------
        Total stockholders' equity                                                                       103,720            94,779
                                                                                                   -------------     -------------
                                                                                                       $ 254,014         $ 238,932
                                                                                                   =============     =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                CHI ENERGY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)


                                   PREFERRED STOCK                 COMMON STOCK
                                   ---------------                 ------------
                                NUMBER                         NUMBER                      ADDITIONAL                      TOTAL
                              OF SHARES       REPORTED       OF SHARES         PAR          PAID-IN        RETAINED    STOCKHOLDERS'
                             OUTSTANDING       AMOUNT       OUTSTANDING       VALUE         CAPITAL        EARNINGS       EQUITY
                             ------------   ------------   ------------    ------------   ------------   ------------  ------------
BALANCE DECEMBER 31, 1999               -              -     10,000,000           $ 100       $ 85,000        $ 9,679      $ 94,779

  Net income                                                                                                    8,941         8,941
                             ------------   ------------   ------------    ------------   ------------   ------------  ------------
BALANCE JUNE 30, 2000                   -              -     10,000,000           $ 100       $ 85,000       $ 18,620      $103,720
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

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                                        --------
                                                                                              2 0 0 0              1 9 9 9
                                                                                              -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                                 $ 8,941               $ 4,573

    Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash interest and other charges                                                          118                   360
      Change in deferred revenue                                                                  (269)                  (32)
      Provision relating to deferred tax liabilities                                             5,263                 2,677
      Extraordinary gain on extinguishment of debt                                                 (24)                    -
      Depreciation and amortization                                                              3,940                 3,670
      Undistributed earnings of affiliates                                                        (834)                 (221)
      (Increase)/decrease in accounts receivable                                                (2,989)                2,115
      Increase in prepaid expenses and other current assets                                       (448)                 (526)
      Increase/(decrease) in accounts payable and accrued expenses                                 819                (1,650)
                                                                                       ---------------      ----------------
          Net cash provided by operating activities                                             14,517                10,966
                                                                                       ---------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Project construction expenditures                                                        (10,003)                    -
      Capital expenditures                                                                        (483)               (1,893)
      Decrease/(increase) in investments and other long-term assets                                399                  (329)
      Purchase of partnership interests, net of cash acquired                                        -                (6,692)
                                                                                       ---------------      ----------------
           Net cash used in investing activities                                               (10,087)               (8,914)
                                                                                       ---------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from long-term borrowings                                                        11,856                     -
      Payments on long-term borrowings                                                          (8,705)               (2,737)
      Contribution from minority interest                                                        2,111                     -
      Increase in other long-term liabilities                                                      182                    67
                                                                                       ---------------      ----------------
          Net cash provided by/(used in) financing activities                                    5,444                (2,670)
                                                                                       ---------------      ----------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                             9,874                  (618)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                               15,954                21,778
                                                                                       ---------------      ----------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     25,828                21,160

LESS: RESTRICTED CASH                                                                           (9,700)              (10,042)
                                                                                       ---------------      ----------------
CASH AND CASH EQUIVALENTS, UNRESTRICTED                                                       $ 16,128              $ 11,118
                                                                                       ===============      ================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                  (Unaudited)
                                  (continued)


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                                     --------
                                                                                           2 0 0 0              1 9 9 9
                                                                                           -------              -------
Supplemental disclosures of cash flow information:

  CASH PAID DURING THE PERIOD FOR:

            Interest                                                                           $ 3,037               $ 3,096
                                                                                       ===============      ================
            Income taxes                                                                         $ 318                 $ 327
                                                                                       ===============      ================




Schedule of non-cash investing and financing activities:


         As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the six months ended June 30, 2000 and 1999, reorganization value in excess of amounts allocable to identifiable assets decreased by $5,005 and $1,033, respectively, and deferred credits, state income taxes and other long term liabilities decreased by $2,691 and $1,033, respectively. In addition, during the six months ended June 30, 2000, long term debt decreased by $3,445.


         During the six months ended June 30, 1999, the Company purchased additional partnership interests in two partnerships for $7,337, resulting in 100% ownership of both partnerships. In conjuction with the acquisitions, liabilities were assumed as follows:

                                                      PARTNERSHIP
                                                       INTERESTS
                                                       ---------

               Fair value of assets acquired               $ 12,846
               Prior ownership interests                     (5,385)
               Cash paid                                     (7,337)
                                                    ---------------
               Liabilities assumed                            $ 124
                                                    ===============









                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                CHI ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Amounts in thousands except share and per share amounts or as otherwise noted)
                                   (Unaudited)


NOTE 1 - ORGANIZATION


      CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985. Its principal business strategy is the development, acquisition, operation and management of renewable energy and other environmentally beneficial facilities and assets. Renewable energy generally includes hydroelectric, biomass, landfill gas, wind, solar and geothermal generating facilities. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of June 30, 2000 and 1999, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 254 megawatts ("MW").


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

      The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of June 30, 2000 and December 31, 1999 and the results of its operations and changes in its financial position for the three and six months ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements and Notes thereto.

      Certain prior period amounts have been reclassified to conform with current period presentation.


NOTE 3 - ACQUISITIONS


      On May 25, 1999, the Company acquired an additional 50% ownership interest in Pyrites Associates, a partnership which owns an 8.2 MW hydroelectric facility, for $4.1 million and an additional 50% ownership interest in Hydro Power Associates, a partnership which owns 25% of three hydroelectric facilities aggregating 5.4 MW, for $3.2 million. On November 30, 1999, the Company acquired an additional 50% ownership interest in Copenhagen Associates, a partnership which owns a 3.3 MW hydroelectric facility for $2.5 million. The Company now has a 100% ownership interest in all three partnerships. The transactions were funded with unrestricted cash. The Company has applied purchase accounting for the acquisitions on a step acquisition basis. Accordingly, the results of operations have been included in the Company's consolidated financial statements since the dates of acquisition.


      The following unaudited pro forma consolidated results of operations for the six months ended June 30, 1999 assume the acquisitions occurred as of the beginning of the period presented:

                                                             Six Months Ended
                                                               June 30, 1999
                                                               -------------

      Operating revenues                                        $    28,216

      Net income                                                $     5,065

      Basic and diluted net income per common share             $      0.51

        Weighed average number of common shares                  10,000,000

      The pro forma results are not necessarily indicative of the results that would have been obtained if the acquisitions had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.


NOTE 4 - EXTRAORDINARY ITEM

      On April 1, 2000, a wholly-owned subsidiary of the Company sold its interest in River Mountain Limited Partnership. Concurrent with this transaction, $3,445 of debt was extinguished and reorganization value in excess of amounts allocable to identifiable assets was decreased by $2,314, resulting in an extraordinary gain of $24 ($.002 per share), net of related income taxes of $1,107.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

      On August 20, 1997, a former employee of the Company filed a civil action against the Company in Connecticut Superior Court, District of New Haven entitled Carol H. Cunningham v. Consolidated Hydro, Inc. alleging that the Company breached its employment agreement with her. On or about October 13, 1997, the former employee filed a proof of claim in the Bankruptcy Court for approximately $7.3 million plus unliquidated amounts based primarily on the allegations in the civil action (the "Claim"). On November 25, 1997, the Company filed an objection to the Claim on the grounds that, among other things, the former employee failed to satisfy her obligations under her employment contract with the Company. Arguments were held in the trial during the first quarter of 2000, but a verdict has not yet been reached. The Company has vigorously defended the Claim and management believes that the Company's liability with respect to the Claim, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company") has been engaged in the energy business since its founding in 1985 and is currently principally engaged in the development, acquisition, operation and management of renewable energy and related, environmentally beneficial facilities and assets. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities (the Company's "hydroelectric business"). The Company's operating hydroelectric projects are located in 14 states and one Canadian province.


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


      Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of June 30, 2000, the Company had a 100% ownership or long-term lease interests in 51 projects (150 megawatts), a partial ownership interest in 9 projects (87 megawatts), and operations and maintenance ("O&M") contracts with 18 projects (17 megawatts).


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

      The Company believes that electric industry restructuring, which is rapidly taking place both in the United States and overseas, is converging with widespread environmental concerns to create a favorable business opportunity for renewable energy. In the United States, electric supply competition at the retail level has begun or is scheduled to begin in several states. In nearly half of the states, restructuring legislation or regulations also provide for favorable treatment of renewable energy through portfolio standards, subsidies, and other requirements and incentives, and the Company expects this trend to continue as other states move closer to deregulation. Meanwhile, public support for renewables has intensified in connection with growing concern over global climate change and international pressures to limit or reduce greenhouse gases. A strong, active environmental lobby at the state and federal levels favors action to promote renewables and is using restructuring in the electric industry as a vehicle to institute incentive programs. Further, there is an emerging market for "emissions reduction credits" or "greenhouse gas credits" paid by fossil fuel-based generators to generators of renewable energy. There is also a future possibility of government action to create a national market for such credits.

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

Power Generation Revenue

      The Company's revenues are derived principally from selling electrical energy and capacity to utilities under long-term power purchase agreements which require the contracting utilities to purchase energy generated by the Company. The Company's present power purchase agreements have remaining terms of up to 26 years. After the expiration of such power purchase agreements, rates generally change to the purchasing utility's avoided cost for delivered energy or market rates, both of which are likely to be lower than expiring power purchase agreement rates. Fluctuations in revenues and related cash flows are generally attributable to changes in projects in operation, coupled with variations in water flows and the effect of escalating and declining contract rates in the Company's power purchase agreements.


Management Fees and Operations & Maintenance Revenues

      O&M contracts, from which management fees and operations and maintenance revenues are derived, generally enable the Company to maximize the use of its available resources and to generate additional income.


Equity Income in Partnership Interests and Other Partnership Income

      In accordance with generally accepted accounting principles, certain of the Company's partnership interests are accounted for under the equity or the cost methods of accounting. Fluctuations in equity income and other partnership income are generally attributable to variations in results of operations and timing of cash distributions of certain partnerships.


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


Lease Expense

      Lease expense includes operating leases associated with some of the hydroelectric projects as well as leases for the corporate and regional administrative offices. Certain hydroelectric project leases provide for payments that are based upon power sales revenue or cash flow for specific projects. Hence, varying project revenues will impact overall lease expense, year-to-year.

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


Power Producing Facilities

                                           AS OF                               AS OF                              AS OF
                                       JUNE 30, 2000                     DECEMBER 31, 1999                    JUNE 30, 1999
                                       -------------                     -----------------                    -------------
                                     MWS       #PROJECTS                MWS        #PROJECTS                MWS       #PROJECTS
                                     ---       ---------                ---        ---------                ---       ---------
Northeast:
100% Ownership (1)                  102.38           31                 102.38(4)        31(4)               99.08          30
Partial Ownership (2)                59.27            7                  59.27(4)         7(4)               62.57           8
O&M Contracts (3)                    11.32           15                  11.32           15                  11.32          15
                                  --------         ----               --------         ----               --------        ----
Total                               172.97           53                 172.97           53                 172.97          53
                                  ========         ====               ========         ====               ========        ====
Southeast:
100% Ownership (1)                   27.02(5)        12(5)               27.42           13                  27.42          13
Partial Ownership (2)                  --            --                    --            --                   --           --
O&M Contracts (3)                      --            --                    --            --                   --           --
                                  --------         ----               --------         ----               --------        ----
Total                                27.02           12                  27.42           13                  27.42          13
                                  ========         ====               ========         ====               ========        ====
West:
100% Ownership (1)                    5.38            3                   5.38            3                   5.38           3
Partial Ownership (2)                 4.20            1                   4.20            1                   4.20           1
O&M Contracts (3)                     1.80            2                   1.80            2                   1.80           2
                                  --------         ----               --------         ----               --------        ----
Total                                11.38            6                  11.38            6                  11.38           6
                                  ========         ====               ========         ====               ========        ====
Northwest:
100% Ownership (1)                   14.61            5                  14.61            5                  14.61           5
Partial Ownership (2)                24.00            1                  24.00            1                  24.00           1
O&M Contracts (3)                     4.34            1                   4.34            1                   4.34           1
                                  --------         ----               --------         ----               --------        ----
Total                                42.95            7                  42.95            7                  42.95           7
                                  ========         ====               ========         ====               ========        ====
Total:
100% Ownership (1)                  149.39           51                 149.79           52                 146.49          51
Partial Ownership (2)                87.47            9                  87.47            9                  90.77          10
O&M Contracts (3)                    17.46           18                  17.46           18                  17.46          18
                                  --------         ----               --------         ----               --------        ----
Total                               254.32           78                 254.72           79                 254.72          79
                                  ========         ====               ========         ====               ========        ====

------------

(1) Defined as projects in which the Company has 100% of the economic interest.

(2) Defined as projects in which the Company's economic interest is less than 100%.

(3) Defined as projects in which the Company is an operator pursuant to O&M contracts with the project's owner or owners. The Company does not have any ownership interest in such projects.

(4) Reflects the purchase of the remaining ownership interest of one project (3.30 megawatts) on November 30, 1999.

(5)      Reflects the sale of one project (0.40 megawatts) on May 3, 2000.

Selected Operating Information(1):

                                             THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                               2000               1999                     2000                    1999
                                           -------------     ----------------       -------------------      ------------------
Power generation revenues (thousands)        $  17,250          $  10,220                   $31,323              $   24,236
Kilowatt hours produced (thousands)            208,664            145,505                   376,499                 320,677
Average rate per kilowatt hour                     8.3(cent)          7.0(cent)                 8.3(cent)               7.6(cent)


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

Water Flows by Region (1)

                                      THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                                   2000                       1999                        2000                        1999
                            ---------------------     ----------------------     ------------------------      -------------------
  Northeast                    Above Average              Below Average               Above Average              Below Average
  Southeast                    Below Average              Below Average               Below Average              Below Average
  West                            Average                    Average                     Average                    Average
  Northwest                       Average                 Above Average               Above Average              Above Average


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

Power Generation Revenues (in thousands) (1)

                                                       TWELVE MONTHS ENDED           TWELVE MONTHS ENDED
                                                        DECEMBER 31, 2000            DECEMBER 31, 1999(2)
                                                     ------------------------     ---------------------------
                                                          $            %                 $             %
                                                          -            -                 -             -
             First Quarter                           $     14,073     44.9          $   14,016        33.9
             Second Quarter                                17,250     55.1              10,220        24.7
             Third Quarter                                                               6,382        15.4
             Fourth Quarter                                                             10,724        26.0
                                                     ------------   ------          ----------      ------
             Total                                   $     31,323    100.0          $   41,342       100.0
                                                     ============   ======          ==========      ======

-----------------

(1)      Limited to projects included in consolidated revenues.

(2) Includes business interruption revenue of $907 representing claims for lost generation recoverable from an insurance company for the twelve months ended December 31, 1999.

Kilowatt Hours (kWh) Produced (in thousands) (1)

                                                      TWELVE MONTHS ENDED              TWELVE MONTHS ENDED
                                                       DECEMBER 31, 2000              DECEMBER 31, 1999(2)
                                                   --------------------------       -------------------------
                                                       KWH             %                 KWH            %
                                                       ---             -                 ---            -
             First Quarter                               167,835     44.6                175,172      32.4
             Second Quarter                              208,664     55.4                145,505      27.0
             Third Quarter                                                                84,707      15.7
             Fourth Quarter                                                              134,322      24.9
                                                    ------------   ------            -----------    ------
             Total                                       376,499    100.0                539,706     100.0
                                                    ============   ======            ===========    ======

-------------

(1)      Limited to projects included in consolidated revenues.

(2) Includes the production equivalent of 15,483 kWh of the business interruption revenue recoverable as a result of insurance claims for the twelve months ended December 31, 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue increased by $7.0 million (68.6%), from $10.2 million to $17.2 million for the three months ended June 30, 1999 and 2000, respectively.

      The Northeast region experienced increased revenues of $7.1 million primarily as a result of increased water flows throughout the region.

      The Southeast region experienced decreased revenues of $0.1 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of certain power purchase agreements.

      The Company as a whole experienced increased revenue per kilowatt hour of 1.3(cent) (18.6%) from 7.0(cent) to 8.3(cent) in the three months ended June 30, 1999 and 2000, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

Costs and Expenses

      General and Administrative Expenses. General and administrative expenses decreased by $0.3 million (18.8%) from $1.6 million to $1.3 million for the three months ended June 30, 1999 and 2000, respectively, primarily due to decreased expenditures for business development and a decrease in salaries and benefits expenses during the three months ended June 30, 2000.

      Lease Expense. Lease expense increased by $0.4 million (30.8%) from $1.3 million to $1.7 million for the three months ended June 30, 1999 and 2000, respectively. The increase was primarily due to an increase in lease payments that are based upon power sales revenues in the Northeast.

Income Taxes

      For the three months ended June 30, 2000, the Company's effective income tax rate of 41.0% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax expense.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Operating Revenues

      Power Generation Revenue. The Company's power generation revenue increased by $7.1 million (29.3%), from $24.2 million to $31.3 million for the six months ended June 30, 1999 and 2000, respectively.

      The Northeast region experienced increased revenues of $7.6 million primarily as a result of increased water flows throughout the region and the acquisition of the remaining ownership interest in two partnerships during 1999 as discussed in Note 3 to the unaudited Consolidated Financial Statements included herein.

      The Southeast region experienced decreased revenues of $0.4 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

      The West and Northwest regions (combined) experienced decreased revenues of $0.1 million due to decreased water flows in the West.

      The Company as a whole experienced increased revenue per kilowatt hour of 0.7(cent) (9.2%) from 7.6(cent) to 8.3(cent) during the six months ended June 30, 1999 and 2000, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

Costs and Expenses

      Operating Expenses. Operating expenses increased by $0.3 million (4.0%) from $7.5 million to $7.8 million for the six months ended June 30, 1999 and 2000, respectively, primarily due to higher payment in lieu of tax charges resulting from increased power sales revenues during the six months ended June 30, 2000.

      General and Administrative Expenses. General and administrative expenses decreased by $1.0 million (27.8%) from $3.6 million to $2.6 million for the six months ended June 30, 1999 and 2000, respectively, primarily due to decreased expenditures for business development and a decrease in salaries and benefits expenses during the six months ended June 30, 2000.

Lease Expense. Lease expense increased by $0.5 million (17.9%) from $2.8 million to $3.3 million for the six months ended June 30, 1999 and 2000, respectively. The increase was primarily due to an increase in lease payments that are based upon power sales revenues in the Northeast.

Income Taxes

      For the six months ended June 30, 2000, the Company's effective income tax rate of 40.7% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax expense.

LIQUIDITY AND CAPITAL RESOURCES

      As described in the June 30, 2000 unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                         SIX MONTHS ENDED
                                            JUNE 30, 2000                 JUNE 30, 1999
                                      --------------------------     ------------------------
                                                     (AMOUNTS IN THOUSANDS)
  Cash provided by/(used in):
       Operating activities                $   14,517                       $  10,966
       Investing activities                   (10,087)                         (8,914)
       Financing activities                     5,444                          (2,670)
                                        -------------                    ------------
  Net increase/(decrease) in cash          $    9,874                       $    (618)
                                        =============                    ============

      The Company's primary source of liquidity is cash generated from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 2000. Available external sources of liquidity include a $35.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of August 11, 2000, $26.5 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

      For the six months ended June 30, 2000, the cash flow provided by operating activities was principally the result of $17.1 million of net income adjusted for non-cash items. Significant non-cash items include $3.9 million of depreciation and amortization, a $5.3 million provision relating to deferred tax liabilities, $0.8 million of undistributed earnings of affiliates and a $0.3 million change in deferred revenue. The cash flow used in investing activities was primarily attributable to $10.0 million of expenditures related to the construction of a 23 MW biomass facility. The cash flow provided by financing activities was due to $11.9 million of borrowings related to the construction of a 23 MW biomass facility and $2.1 million of contributions from a minority interest, offset by the repayment of $8.7 million of debt.

      Cash provided by operating activities increased by $3.6 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999. The increase resulted from an increase in net income adjusted for non-cash items of $6.1 million, offset by a difference in cash utilized by a change in operating assets and liabilities of $2.6 million. The difference in net income adjusted for non-cash items is mainly attributable to an increase in net income. The difference in cash utilized by a change in operating assets and liabilities is mainly attributed to timing of cash receipts and payments.

Summary of Indebtedness

                                                        PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                  JUNE 30, 2000                  DECEMBER 31, 1999
                                             ------------------------         ------------------------
                                                               (AMOUNTS IN THOUSANDS)
 Company debt, excluding non-recourse
      debt of subsidiaries                                 --                         $  5,550
 Non-recourse debt of subsidiaries                    $81,309                           75,906
 Current portion of long-term debt                     (5,766)                         (11,455)
                                                 ------------                     ------------

 Total long-term debt obligations                     $75,543                          $70,001
                                                 ============                     ============

      In November 1999, the Company obtained a $35.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 2001 (the "Facility"). Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on the revolving loans is prime +1.5% and annual letter of credit fees are 2%. As of August 11, 2000, no revolving loans were outstanding under the Facility and $8.5 million of letters of credit have been issued and are outstanding.

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


Date: August 11, 2000                CHI ENERGY, INC.

                                     By: /s/ Thomas G. Beaumonte
                                         -------------------------------------
                                         Thomas G. Beaumonte
                                         Controller and Treasurer


                                         signing on behalf of the registrant
                                         and as Principal Accounting Officer