Form 10-Q
period 2000-09-30
CHI ENERGY INC
filed 2000-11-13
CIK 787618

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number: 33-69762

                                CHI ENERGY, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                 06-1138478
       ------------------------------                ----------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification Number)

       680 Washington Boulevard, Stamford, Connecticut          06901
       -----------------------------------------------       ------------
       (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (203) 425-8850

                                      NONE
         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         --   --

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

           Class A                        Outstanding as of November 10, 2000
---------------------------------         -----------------------------------
Common stock, $.01 par value                          9,085,290

           Class B                        Outstanding as of November 10, 2000
---------------------------------         -----------------------------------
Common stock, $.01 par value                           914,710


================================================================================

38684.0003

                                                       INDEX

                                                                                                 Page No.
                                                                                                 --------

PART I.       FINANCIAL INFORMATION

     Item 1.      Financial Statements............................................................     2

                  Consolidated Statement of Operations for the three months and nine months
                     ended September 30, 2000 and 1999 (Unaudited)...............................      3

                  Consolidated Balance Sheet at September 30, 2000 (Unaudited)
                     and December 31, 1999.......................................................      4

                  Consolidated Statement of Stockholders' Equity
                     for the nine months ended September 30, 2000 (Unaudited)....................      5

                  Consolidated Statement of Cash Flows for the nine months
                     ended September 30, 2000 and 1999 (Unaudited)...............................   6-7

                  Notes to Consolidated Financial Statements (Unaudited) ........................    8-9

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................  10-17

     Item 3.      Quantitative and Qualitative Disclosures
                     About Market Risk...........................................................    17

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings..............................................................    18

     Item 6.      Exhibits and Reports on Form 8-K...............................................    18

     Signature


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS








                                CHI ENERGY, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
            (Amounts in thousands except share and per share amounts)
                                  (Unaudited)

                                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                    SEPT. 30,                     SEPT. 30,
                                                                                    ---------                     ---------
                                                                            2 0 0 0           1 9 9 9       2 0 0 0         1 9 9 9
                                                                            -------           -------       -------         -------
OPERATING REVENUES:
    Power generation revenue                                              $      8,556   $      6,382   $     39,879   $     30,618
    Management fees and operations & maintenance revenues                        1,774          1,262          3,979          3,616
    Equity income in partnership interests and other partnership income            156             (2)         1,374          1,133
                                                                          ------------   ------------   ------------   ------------
                                                                                10,486          7,642         45,232         35,367
                                                                          ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
    Operating                                                                    4,665          3,963         12,485         11,486
    General and administrative                                                   1,735          1,163          4,321          4,744
    Depreciation and amortization                                                1,941          1,868          5,881          5,538
    Lease expense                                                                1,634          1,529          4,967          4,344
                                                                          ------------   ------------   ------------   ------------
                                                                                 9,975          8,523         27,654         26,112
                                                                          ------------   ------------   ------------   ------------


       Income/(loss) from operations                                               511           (881)        17,578          9,255

INTEREST INCOME                                                                    509            383          1,274          1,116
OTHER INCOME                                                                       138             14            553            186
INTEREST EXPENSE                                                                (1,569)        (1,663)        (4,779)        (5,054)
                                                                          ------------   ------------   ------------   ------------
          (Loss)/income before benefit/(provision) for income taxes and
             extraordinary items                                                  (411)        (2,147)        14,626          5,503

BENEFIT/(PROVISION) FOR INCOME TAXES                                               170            863         (5,950)        (2,214)
                                                                          ------------   ------------   ------------   ------------
          (Loss)/income before extraordinary items                                (241)        (1,284)         8,676          3,289

EXTRAORDINARYGAIN ON EXTINGUISHMENT OF DEBT (NET OF INCOME TAX OF
             $157 AND $1,267 FOR THE THREE MONTHS AND THE NINE MONTHS
             ENDED SEPTEMBER 30, 2000, RESPECTIVELY)                               198           --              222           --
                                                                          ------------   ------------   ------------   ------------
NET (LOSS)/INCOME                                                         $        (43)  $     (1,284)  $      8,898   $      3,289
                                                                          ============   ============   ============   ============

BASIC AND DILUTED NET (LOSS)/INCOME PER COMMON SHARE BEFORE
             EXTRAORDINARY ITEMS                                          $      (0.02)  $      (0.13)  $       0.87   $       0.33

BASIC AND DILUTED NET (LOSS)/INCOME PER COMMON SHARE                              --     $      (0.13)  $       0.89   $       0.33

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                    10,000,000     10,000,000     10,000,000     10,000,000


The accompanying notes are an integral part of the consolidated financial statements

                                CHI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEET
            (Amounts in thousands except share and per share amounts)

                                                                                              SEPT 30,     DEC. 31,
                                                                                               2 0 0 0      1 9 9 9
                                                                                               -------      -------
                                            ASSETS                                           (unaudited)   (audited)
                                            ------
CURRENT ASSETS:
  Cash and cash equivalents unrestricted                                                       $ 12,644   $  9,674
  Cash and cash equivalents restricted                                                            6,005      6,280
  Accounts receivable, net of allowance for doubtful accounts of $878 and $608, respectively      4,042      7,472
  Prepaid expenses and other current assets                                                       3,703      3,067
                                                                                                -------    -------
      Total current assets                                                                       26,394     26,493

PROPERTY, PLANT AND EQUIPMENT, NET                                                              134,472    109,184

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS, NET                   3,022      8,655

INTANGIBLE ASSETS, NET                                                                           56,369     58,959

INVESTMENTS AND OTHER LONG-TERM ASSETS                                                           36,160     35,641
                                                                                               --------   --------
                                                                                               $256,417   $238,932
                                                                                               ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                        $ 12,683   $ 10,945
  Current portion of long-term debt and obligations under capital leases                         10,490     11,455
                                                                                               --------   --------
      Total current liabilities                                                                  23,173     22,400

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                              72,270     70,001

DEFERRED CREDITS, STATE INCOME TAXES AND OTHER LONG-TERM LIABILITIES                             51,106     48,057

COMMITMENTS AND CONTINGENCIES
                                                                                               --------   --------
          Total liabilities                                                                     146,549    140,458
                                                                                               --------   --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                    5,806      3,695
                                                                                               --------   --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, none and 10,000,000 shares authorized, no shares issued         --         --
  Common stock, $.01 par value, 20,000,000 shares authorized
    Class A common stock, 9,085,290 shares issued and outstanding                                    91         91
    Class B common stock,  914,710 shares issued and outstanding                                      9          9
  Additional paid-in capital, including $2,064 related to warrants                               85,385     85,000
  Retained earnings                                                                              18,577      9,679
                                                                                               --------   --------
        Total stockholders' equity                                                              104,062     94,779
                                                                                               --------   --------
                                                                                               $256,417   $238,932
                                                                                               ========   ========


The accompanying notes are an integral part of the consolidated financials statements.

                                CHI ENERGY, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2000
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                 PREFERRED STOCK                 COMMON STOCK
                                 ---------------                 ------------
                              NUMBER                         NUMBER                    ADDITIONAL                        TOTAL
                            OF SHARES       REPORTED        OF SHARES        PAR        PAID-IN       RETAINED        STOCKHOLDERS'
                           OUTSTANDING        AMOUNT       OUTSTANDING      VALUE       CAPITAL       EARNINGS           EQUITY
                          --------------   ------------  ---------------  ---------  -------------  ------------   ----------------
BALANCE DECEMBER 31, 1999             -              -       10,000,000      $ 100       $ 85,000       $ 9,679           $ 94,779

  Stock options granted                                                                       385                              385

  Net income                                                                                              8,898              8,898
                          --------------   ------------  ---------------  ---------  -------------  ------------   ----------------
BALANCE SEPTEMBER 30, 2000            -              -       10,000,000      $ 100       $ 85,385      $ 18,577          $ 104,062
                          ==============   ============  ===============  =========  =============  ============   ================










The accompanying notes are an integral part of the consolidated financials statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                        SEPT 30,
                                                                                                        --------
                                                                                              2 0 0 0              1 9 9 9
                                                                                              -------              -------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                                $  8,898              $  3,289

    Adjustments to reconcile net income to net cash provided by operating activities:
      Non-cash interest and other charges                                                          831                   578
      Change in deferred revenue                                                                  (339)                  (39)
      Provision relating to deferred tax liabilities                                             5,119                 1,926
      Extraordinary gain on extinguishment of debt, net of tax                                    (222)                 --
      Depreciation and amortization                                                              5,881                 5,538
      Undistributed earnings of affiliates                                                        (803)                  (85)
      Decrease/(increase) in accounts receivable                                                 3,159                  (412)
      Increase in prepaid expenses and other current assets                                       (636)                 (628)
      Increase/(decrease) in accounts payable and accrued expenses                               1,767                  (347)
                                                                                              --------              --------
          Net cash provided by operating activities                                             23,655                 9,820
                                                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Project construction expenditures                                                        (27,659)               (7,190)
      Capital expenditures                                                                        (870)               (2,333)
      Decrease in investments and other long-term assets                                           284                 1,303
      Purchase of partnership interests, net of cash acquired                                     --                  (6,692)
                                                                                              --------              --------
           Net cash used in investing activities                                               (28,245)              (14,912)
                                                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from borrowings                                                                  16,356                  --
      Payments on borrowings                                                                   (11,416)               (4,679)
      Contribution from minority interest                                                        2,111                  --
      Increase in other long-term liabilities                                                      234                  --
                                                                                              --------              --------
          Net cash provided by/(used in) financing activities                                    7,285                (4,679)
                                                                                              --------              --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                             2,695                (9,771)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                               15,954                21,778
                                                                                              --------              --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                                     18,649                12,007

LESS: RESTRICTED CASH                                                                           (6,005)               (5,369)
                                                                                              --------              --------
CASH AND CASH EQUIVALENTS, UNRESTRICTED                                                       $ 12,644              $  6,638
                                                                                              ========              ========



The accompanying notes are an integral part of the financials statements.

                                CHI ENERGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            (Amounts in thousands except share and per share amounts)
                                   (Unaudited)
                                   (continued)

                                                                         NINE MONTHS ENDED
                                                                             SEPT 30,
                                                                             --------
                                                                   2 0 0 0              1 9 9 9
                                                                   -------              -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  CASH PAID DURING THE PERIOD FOR:

            Interest                                               $ 4,988               $ 4,730
                                                                   =======               =======
            Income taxes                                           $   392               $   394
                                                                   =======               =======




  SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


            As a result of the settlement of certain pre-reorganization contingencies and the realization of net operating loss credits, during the nine months ended September 30, 2000 and 1999, reorganization value in excess of amounts allocable to identifiable assets decreased by $5,235 and $1,683, respectively, and deferred credits, state income taxes and other long term liabilities decreased by $2,921 and $1,683, respectively. In addition, during the nine months ended September 30, 2000, long term debt decreased by $3,445.

            During the nine months ended September 30, 1999, the Company purchased additional partnership interests in two partnerships for $7,337, resulting in 100% ownership of both partnerships. In conjuction with the acquisitions, liabilities were assumed as follows:

                                                               PARTNERSHIP
                                                                INTERESTS
                                                                ---------

                       Fair value of non-cash assets acquired  $     12,201
                       Cash acquired                                    645
                       Prior ownership interests                     (5,385)
                       Cash paid                                     (7,337)
                                                               ------------
                       Liabilities assumed                     $        124
                                                               ============












The accompanying notes are an integral part of the financials statements.

NOTE 1 - ORGANIZATION


     CHI Energy, Inc. ("CHI", and together with its consolidated subsidiaries, the "Company"), has been engaged in the energy business since its founding in 1985. Its principal business strategy is the development, acquisition, operation and management of renewable energy and other environmentally beneficial facilities and assets. Renewable energy sources generally include hydroelectric, biomass, landfill gas, wind, photovoltaic and geothermal generating facilities and related assets. Currently, all of the Company's revenue is derived from the ownership and operation of hydroelectric facilities. As of September 30, 2000 and 1999, the Company had ownership interests in, leased and/or operated projects with a total operating capacity of 255 and 254 megawatts ("MW"), respectively.


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

     The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the fiscal year. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly its financial position as of September 30, 2000 and December 31, 1999 and the results of its operations and changes in its financial position for the three and nine months ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the December 31, 1999 audited Consolidated Financial Statements and Notes thereto.

     Certain prior period amounts have been reclassified to conform with current period presentation.


NOTE 3 - ACQUISITION


     On November 30, 1999, the Company acquired an additional 50% ownership interest in Copenhagen Associates, a partnership which owns a 3.3 MW hydroelectric facility for $2.5 million. The Company now has a 100% ownership interest in this partnership. The transaction was funded with unrestricted cash. The Company has applied purchase accounting for the acquisition on a step acquisition basis. Accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition.

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1999 assume the acquisition occurred as of the beginning of the period presented:

                                                     Pro forma        Actual
                                                     ---------        ------

Operating revenues                                    $35,612         $35,367
Net income                                             $3,288          $3,289
Basic and diluted net income per common share           $0.33           $0.33
Weighted average number of common shares           10,000,000      10,000,000

     The pro forma results are not necessarily indicative of the results that would have been obtained if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

NOTE 4 - FACILITIES UNDER DEVELOPMENT

     The Company has entered into an agreement to develop, construct and operate 30 MW of wind power capacity. The total cost of the project is estimated to be approximately $39.8 million, which will be funded though an equity contribution by the Company of $14.8 million and project debt of approximately $25.0 million. As of September 30, 2000, the Company has funded approximately $13.2 million of its equity commitment. The project is currently under construction and is expected to commence commercial operations during December 2000.

     The Company has also entered into an agreement to develop, construct and operate a 23 MW biomass cogeneration facility in Quebec, Canada. The total cost of the facility is estimated to be approximately $41.0 million, which was partially funded though an equity contribution by the Company of approximately $9.3 million during 1999 and an equity contribution by another partner of approximately $5.7 million. Remaining costs will be funded via project debt of approximately $26.0 million. The facility is currently under construction and is expected to commence commercial operation during the second quarter of 2001.

NOTE 5 - EXTRAORDINARY ITEMS

     On September 18, 2000, a wholly-owned subsidiary of the Company purchased its non-recourse debt plus accrued interest totaling $593 for $200. Concurrent with this transaction, $38 of previously capitalized loan acquisition costs were written off, resulting in an extraordinary gain of $198 ($.02 per share), net of related income taxes of $157.

     On April 1, 2000, a wholly-owned subsidiary of the Company sold its interest in River Mountain Limited Partnership. Concurrent with this transaction, $3,445 of debt was extinguished and reorganization value in excess of amounts allocable to identifiable assets was decreased by $2,314, resulting in an extraordinary gain of $24 ($.002 per share), net of related income taxes of $1,107.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS

         On October 19, 2000, the Company acquired 60% of the common shares of Optigaz, Inc. (formerly known as Societe de Cogeneration Meloche, Inc.), for approximately $0.7 million. Optigaz, Inc. owns a 1.85 MW landfill gas project near Montreal, Canada. The project is currently engaged in commercial operations.

     On October 30, 2000, the Company entered into a merger agreement with Erga, S.p.A. ("Erga"), a wholly-owned subsidiary of Enel, S.p.A. ("Enel"), whereby Erga will acquire 100% of the Company from existing shareholders for $170 million in cash. Erga is a renewable energy company with geothermal, hydroelectric, wind power and photovoltaic capacity of approximately 1,700 MW. Enel is the world's largest publicly listed utility with generating capacity of approximately 56,000 MW. The transaction, which is subject to certain closing conditions, is expected to close by the end of 2000.

     On November 9, 2000, the shareholders of Energy Photovoltaics, Inc. ("EPV") approved a share purchase agreement whereby the Company, through a limited liability corporation formed with two partners ("LLC"), would purchase $14.0 million of EPV convertible preferred stock, thereby giving the LLC an initial 66.7% voting interest in EPV. The Company's investment in the LLC will be approximately $5.2 million. EPV is engaged in the development, manufacture and commercialization of technologies and systems to produce thin film photovoltaic modules. The agreement, which is subject to certain closing conditions, is expected to close by the end of 2000.

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


     Since its inception, the Company has expanded primarily by acquiring existing hydroelectric facilities in the United States. As of September 30, 2000, the Company had a 100% ownership or long-term lease interest in 51 projects (149 megawatts), a partial ownership interest in 9 projects (87 megawatts), and operations and maintenance ("O&M") contracts with 19 projects (19 megawatts).


     CHI sells substantially all of the electric energy and capacity from its projects to public utility companies pursuant to take or pay power purchase agreements. These contracts vary in their terms but typically provide scheduled rates throughout the life of the contracts, which are generally for a term of 15 to 40 years from inception.


     The Company believes that it is well positioned to take advantage of new business opportunities in renewables, occasioned both by electric industry restructuring in the U.S. and other countries and by increasing public interest in environmental issues such as global climate change and other potential effects of fossil fuel consumption. The Company will seek to capitalize on these new opportunities in energy-related products and services by taking advantage of its existing technical and financial expertise and using its geographic presence in most U.S. regions and Eastern Canada to realize economies of scale in the development, acquisition, administration, operation and maintenance of facilities.

     Renewable (also known as "green," "sustainable," or "environmentally preferred") energy is defined broadly to include energy produced by hydroelectric, biomass, landfill gas, wind, photovoltaic, geothermal and various forms of waste conversion. Related environmental projects may include waste treatment, recycling or other facilities that serve such purposes as pollution reduction and resource conservation. In addition to its hydroelectric assets, the Company has a 23 MW biomass plant and 30 MW of wind power capacity under construction and seeks to acquire and develop a diversified portfolio of projects using a variety of renewable and related technologies, applying its existing core competencies (including financing, operations, asset management, environmental permitting and project management) that have been developed through its hydroelectric business.

     The Company believes that electric industry restructuring, which is rapidly taking place both in the United States and overseas, is converging with widespread environmental concerns to create a favorable business opportunity for renewable energy. In the United States, electric supply competition at the retail level has begun or is scheduled to begin in several states. In nearly half of the states, restructuring legislation or regulations also provide for favorable treatment of renewable energy through portfolio standards, subsidies, and other requirements and incentives, and the Company expects this trend to continue as other states move closer to deregulation. Meanwhile, public support for renewables has intensified in connection with growing concern over global climate change and international pressures to limit or reduce greenhouse gases. A strong, active environmental lobby at the state and federal levels favors action to promote renewables and is using restructuring in the electric industry as a vehicle to institute incentive programs. Further, there is an emerging market for "emissions reduction credits" or "greenhouse gas credits" paid by fossil fuel-based generators to generators of renewable energy. There is also a possibility of future government action to create a national market for such credits.

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



Power Producing Facilities

                                   AS OF                           AS OF                        AS OF
                               SEPTEMBER 30, 2000            DECEMBER 31, 1999            SEPTEMBER 30, 1999
                               ------------------            -----------------            ------------------
                               MWS     #PROJECTS             MWS      #PROJECTS            MWS     #PROJECTS
                               ---     ---------             ---      ---------            ---     ---------
Northeast:
100% Ownership (1)             102.38        31               102.38(4)     31(4)            99.08        30
Partial Ownership (2)           59.27         7                59.27(4)      7(4)            62.57         8
O&M Contracts (3)               11.32        15                11.32        15               11.32        15
                             ---------     ----             ---------     ----            ---------     ----
Total                          172.97        53               172.97        53              172.97        53
                             =========     ====             =========     ====            =========     ====
Southeast:
100% Ownership (1)              27.02(5)     12(5)             27.42        13               27.42        13
Partial Ownership (2)            --          --                 --          --                --         --
O&M Contracts (3)                1.20         1                 --          --                --         --
                             ---------     ----             ---------     ----            ---------     ----
Total                           28.22        13                27.42        13               27.42        13
                             =========     ====             =========     ====            =========     ====
West:
100% Ownership (1)               5.38         3                 5.38         3                5.38         3
Partial Ownership (2)            4.20         1                 4.20         1                4.20         1
O&M Contracts (3)                1.80         2                 1.80         2                1.80         2
                             ---------     ----             ---------     ----            ---------     ----
Total                           11.38         6                11.38         6               11.38         6
                             =========     ====             =========     ====            =========     ====
Northwest:
100% Ownership (1)              14.61         5                14.61         5               14.61         5
Partial Ownership (2)           24.00         1                24.00         1               24.00         1
O&M Contracts (3)                4.34         1                 4.34         1                4.34         1
                             ---------     ----             ---------     ----            ---------     ----
Total                           42.95         7                42.95         7               42.95         7
                             =========     ====             =========     ====            =========     ====
Total:
100% Ownership (1)             149.39        51               149.79        52              146.49        51
Partial Ownership (2)           87.47         9                87.47         9               90.77        10
O&M Contracts (3)               18.66        19                17.46        18               17.46        18
                             ---------     ----             ---------     ----            ---------     ----
Total                          255.52        79               254.72        79              254.72        79
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
(5)      Reflects the sale of one project (.40 megawatts) on May 3, 2000.

Selected Operating Information (1):
                                              THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                  2000             1999                     2000                 1999
                                               ------------    -------------           ---------------      ---------------
Power generation revenues (thousands)            $  8,556        $    6,382                $ 39,879            $     30,618
Kilowatt hours produced (thousands)               116,791            84,707                 493,290                 405,384
Average rate per kilowatt hour                        7.3(cent)         7.5(cent)               8.1(cent)               7.6(cent)
---------
(1)      Limited to projects included in consolidated revenues.



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

Water Flow by Region (1)
                                  THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                    2000                   1999                   2000                    1999
                             -------------------    -------------------    --------------------     -----------------
  Northeast                    Above Average          Below Average           Above Average          Below Average
  Southeast                    Below Average          Below Average           Below Average          Below Average
  West                            Average                Average                 Average                Average
  Northwest                       Average                Average                 Average             Above Average
---------
(1)  These determinations were made by management based upon water flow in areas where the Company's projects are located and may not be applicable to the entire region.


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

Power Generation Revenues (in thousands) (1)
                                              TWELVE MONTHS ENDED       TWELVE MONTHS ENDED
                                               DECEMBER 31, 2000        DECEMBER 31, 1999(2)
                                             ---------------------     -----------------------
                                                 $          %               $           %
                                                 -          -               -           -
           First Quarter                     $   14,073       35.3      $   14,016     33.9
           Second Quarter                        17,250       43.3          10,220     24.7
           Third Quarter                          8,556       21.4           6,382     15.4
           Fourth Quarter                                                   10,724     26.0
                                             ----------  ---------      ----------  -------
           Total                             $   39,879      100.0      $   41,342    100.0
                                             ==========  =========      ==========  =======

-----------------
 (1) Limited to projects included in consolidated revenues.
 (2) Includes business interruption revenue of $907 representing claims for lost generation recoverable from an insurance company for the twelve months ended December 31, 1999.

Kilowatt Hours (kWh) Produced (in thousands) (1)
                                             TWELVE MONTHS ENDED             TWELVE MONTHS
                                              DECEMBER 31, 2000         ENDED DECEMBER 31, 1999(2)
                                            ----------------------      -------------------------
                                               KWH            %              KWH            %
                                               ---            -              ---            -
           First Quarter                     167,835        34.0           175,172        32.4
           Second Quarter                    208,664        42.3           145,505        27.0
           Third Quarter                     116,791        23.7            84,707        15.7
           Fourth Quarter                                                  134,322        24.9
                                            --------    --------       -----------    --------
           Total                             493,290       100.0           539,706       100.0
                                            ========    ========       ===========    ========

-------------
(1)  Limited to projects included in consolidated revenues.
(2) Includes the production equivalent of 15,483 kWh of the business interruption revenue recoverable as a result of insurance claims for the twelve months ended December 31, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue increased by $2.2 million (34.4%), from $6.4 million to $8.6 million for the three months ended September 30, 1999 and 2000, respectively.

     The Northeast region experienced increased revenues of $2.2 million primarily as a result of above average water flows throughout the region.

     The Company as a whole experienced decreased revenue per kilowatt hour of 0.2(cent) (2.7%) from 7.5(cent) to 7.3(cent) in the three months ended September 30, 1999 and 2000, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $0.5 million (38.5%) from $1.3 million to $1.8 million for the three months ended September 30, 1999 and 2000, respectively, primarily due to increased levels of rebillable work performed during the three months ended September 30, 2000 versus the comparable period in 1999.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses increased by $0.7 million (17.5%) from $4.0 million to $4.7 million for the three months ended September 30, 1999 and 2000, respectively, primarily due to the write-off of certain accounts receivable and increased O&M costs due to higher levels of rebillable work performed during the three months ended September 30, 2000 versus the comparable period in 1999.

     General and Administrative Expenses. General and administrative expenses increased by $0.5 million (41.7%) from $1.2 million to $1.7 million for the three months ended September 30, 1999 and 2000, respectively, primarily due to increased expenditures for business development and compensation charges associated with stock options granted during the three months ended September 30, 2000.

Income Taxes
------------

     For the three months ended September 30, 2000, the Company's effective income tax rate of 41.4% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax liability.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Operating Revenues
------------------

     Power Generation Revenue. The Company's power generation revenue increased by $9.3 million (30.4%), from $30.6 million to $39.9 million for the nine months ended September 30, 1999 and 2000, respectively.

     The Northeast region experienced increased revenues of $9.9 million primarily as a result of above average water flows throughout the region.

     The Southeast region experienced decreased revenues of $0.5 million primarily as a result of decreased water flows throughout the region and the expiration and renegotiation, at reduced rates, of some of the power purchase agreements.

     The West and Northwest regions (combined) experienced decreased revenues of $0.1 million due to decreased water flows in the Northwest.

     The Company as a whole experienced increased revenue per kilowatt hour of 0.5(cent) (6.6%) from 7.6(cent) to 8.1(cent) in the nine months ended September 30, 1999 and 2000, respectively, primarily as a result of variations in the production mix and contract rates among various projects.

     Management Fees and Operations & Maintenance Revenues. Management fees and operations & maintenance revenues increased by $0.4 million (11.1%) from $3.6 million to $4.0 million for the nine months ended September 30, 1999 and 2000, respectively, primarily due to increased levels of rebillable work performed during the nine months ended September 30, 2000 versus the comparable period in 1999.

     Equity Income in Partnership Interests and Other Partnership Income. Equity income in partnership interests and other partnership income increased by $0.3 million (27.3%) from $1.1 million to $1.4 million for the nine months ended September 30, 1999 and 2000, respectively, primarily due to increased water flows at partnerships in the Northeast and Canada, resulting in increased equity income during the nine months ended September 30, 2000.

Costs and Expenses
------------------

     Operating Expenses. Operating expenses increased by $1.0 million (8.7%) from $11.5 million to $12.5 million for the nine months ended September 30, 1999 and 2000, respectively, primarily due to (i) the write-off of certain accounts receivable, (ii) increased O&M costs due to higher levels of rebillable work performed, (iii) increased repair and maintenance expenses resulting from increased levels of required repairs during the nine months ended September 30, 2000, and (iv) higher payment in lieu of tax charges resulting from increased power sales revenues during the nine months ended September 30, 2000.

     Lease Expense. Lease expense increased by $0.7 million (16.3%) from $4.3 million to $5.0 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to an increase in lease payments that are based upon power sales revenues in the Northeast.

Income Taxes
------------

     For the nine months ended September 30, 2000, the Company's effective income tax rate of 40.7% differed from the federal statutory rate primarily due to current state and federal alternative minimum tax liability.

LIQUIDITY AND CAPITAL RESOURCES

     As more fully described in the September 30, 2000 unaudited Consolidated Financial Statements and related Notes thereto included herein, the cash flow of the Company was comprised of the following:

                                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                        -----------------------    ---------------------
                                                                      (AMOUNTS IN THOUSANDS)
       Cash provided by/(used in):
           Operating activities                            $    23,655                   $   9,820
           Investing activities                                (28,245)                    (14,912)
           Financing activities                                  7,285                      (4,679)
                                                           -----------                   ---------
       Net increase/(decrease) in cash                     $     2,695                   $ (9,771)
                                                           ===========                   =========

     The Company's primary source of liquidity is cash generated from operations. Management believes that cash provided by operations will be sufficient to satisfy all of the Company's working capital, capital expenditure and debt service requirements during 2000. Available external sources of liquidity include a $35.0 million secured revolving working capital and letter of credit facility (see - "Summary of Indebtedness"). This facility provides additional liquidity to support the Company's existing operations as well as its future growth. As of November 10, 2000, $20.0 million was available for working capital purposes or additional letter of credit issuances. In addition, should growth opportunities warrant significant additional cash requirements, the Company may pursue other external sources of funds through debt and/or equity offerings.

     For the nine months ended September 30, 2000, the cash flow provided by operating activities was principally the result of the $19.4 million of net income adjusted for non-cash items. Significant non-cash items include $5.9 million of depreciation and amortization, a $5.1 million provision relating to deferred tax liabilities, $0.8 million of non-cash interest and other charges and $0.8 million of undistributed earnings of affiliates. The cash flow used in investing activities was primarily attributable to $27.7 million of project construction expenditures and $0.9 million of capital expenditures. The cash flow provided by financing activities was primarily due to $11.9 million of borrowings related to the construction of a 23 MW biomass facility, $4.5 million of borrowings under the working capital facility and $2.1 million of contributions from a minority interest, offset by the repayment of $11.4 million of debt.

     Cash provided by operating activities increased by $13.9 million for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase resulted from a $8.2 million increase in income adjusted for non-cash items and a $5.7 million difference in cash provided by a change in operating assets and liabilities. The difference in income adjusted for non-cash items is mainly attributed to favorable operating conditions during 2000.

Summary of Indebtedness
                                                                    PRINCIPAL AMOUNT OUTSTANDING AS OF
                                                              SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                              --------------------        --------------------
                                                                           (AMOUNTS IN THOUSANDS)
         Company debt, excluding non-recourse
            debt of subsidiaries                                      $4,500                      $5,550
         Non-recourse debt of subsidiaries                            78,260                      75,906
         Current portion of long-term debt                           (10,490)                    (11,455)
                                                                 -----------                 -----------

         Total long-term debt obligations                            $72,270                     $70,001
                                                                 ===========                 ===========


     In November 1999, the Company obtained a $35.0 million secured revolving working capital and letter of credit facility with an initial expiration date of December 31, 2001 (the "Facility"). Upon expiration of the Facility, any outstanding revolving loans will, at the Company's option, be converted into a five year term loan. The interest rate on revolving loans is prime +1.5% and annual letter of credit fees are 2%. As of November 10, 2000, $6.0 million in revolving loans were outstanding under the Facility and $9.0 million of letters of credit were issued and outstanding.

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

Date:      November 13, 2000         CHI ENERGY, INC.


                                     By: /s/ Thomas G. Beaumonte
                                         ---------------------------
                                         Thomas G. Beaumonte
                                         Controller and Treasurer


                                         signing on behalf of the registrant
                                         and as Principal Accounting Officer